Form 10-Q
period 2000-09-30
PEOPLES FIRST INC
filed 2000-11-14
CIK 1104901

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                              FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 2000 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ____________ to ________________

Commission file number: 333-30640

                        PEOPLES FIRST, INC.

________________________________________________________________

       (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                    23-0962050
________________________________     _________________________
   (State or other jurisdiction of      (I.R.S. Employer
   incorporation or organization)       Identification No.)

24 SOUTH THIRD STREET, OXFORD, PENNSYLVANIA       19363
___________________________________________     _________
(Address of principal executive offices)       (Zip Code)

                          (610) 932-9294
                          ________________
        Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

               COMMON STOCK Par Value $ 1.00 per share
       3,053,208 shares outstanding as of September 30, 2000



                          PEOPLES FIRST INC.
                     CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                September 30,      December 31,
                                     2000              1999
                                 (Unaudited)          (Note)

ASSETS
Cash and due from banks           $  9,159         $   21,517
Interest-bearing deposits with
  banks                             10,448              4,216
Federal funds sold                  16,881              1,095
Securities
  Available for sale, at fair       49,267             44,934
    value
  Held to maturity, at
    amortized cost                   3,255              3,330
  Total securities                  52,522             48,264

Loans - net of unearned income     222,370            207,587
  Allowance for loan losses          3,852              3,343
    Net loans                      218,518            204,244

Bank premises and equipment net      8,866              5,935
Accrued interest receivable and
  other assets                       8,541              7,237

  Total assets                    $324,935           $292,508
                                   =======          =========
LIABILITIES
Deposits:
  Demand, non-interest bearing     $56,148            $54,984
  NOW and SuperNOW                  47,283             27,813
  Money market funds                21,823             21,907
  Savings                           42,898             43,339
  Time                              87,269             83,186
    Total deposits                 255,421            231,229
Securities sold under agreements
  to repurchase                      6,675              4,750
Long-term debt                      19,847             16,110
Accrued interest payable and
  other liabilities                  2,198              2,240
    Total liabilities              284,141            254,329

STOCKHOLDERS' EQUITY
Common stock, par value $1.00
  Per share; authorized shares
  10,000,000; outstanding shares:
  3,053,208 at September, 30, 2000;
  2,996,290 at December 31, 1999     3,053              2,996
Surplus                             16,172             16,197
Retained earnings                   21,722             19,320
Accumulated other comprehensive
  income (loss)                       (153)              (334)
    Total stockholders' equity      40,794             38,179
    Total liabilities and
      stockholders' equity        $324,935           $292,508
                                  ========           ========
  Memoranda: Standby Letters
    of Credit                     $  5,615           $  4,689
                                  ========           ========

Note: The balance sheet at December 31, 1999, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.



                        PEOPLES FIRST INC.
                 CONSOLIDATED STATEMENTS OF INCOME
                            (Unaudited)
               (In Thousands, Except Per Share Data)


                                              Nine Months Ended          Three Months Ended
                                                 September 30,              September 30,
                                               2000          1999         2000          1999

Interest income:
  Loans receivable, including fees          $ 14,081       $ 11,677       $ 4,858      $ 4,063
  Securities
    Taxable                                    1,824          1,618           639          541
    Tax-exempt                                   412            448           139          142
  Other                                          943            927           457          303
    Total interest income                     17,260         14,670         6,093        5,049

Interest expense:
   Deposits                                    5,722          4,421         2,163        1,503
   Short-term borrowings                         188            106            73           42
   Long-term debt                                893            562           306          210
     Total interest expense                    6,803          5,089         2,542        1,755
     Net interest income                      10,457          9,581         3,551        3,294

Provision for loan losses                        360            251           105          105
  Net interest income after provision
    for loan losses                           10,097          9,330         3,446        3,189

Other income:
  Service charge on deposit accounts             851            773           289          288
  Income from fiduciary activities               349            305           123          106
  Investment management fees                     587             --           198           --
  Mortgage banking activities                    107            106            56           41
  Other income                                   692            390           250          155

    Total other income                         2,586          1,574           916          590

Other expenses:
  Salaries and employee benefits               4,812          3,726         1,701        1,281
  Occupancy                                      475            396           171          135
  Furniture and equipment                        416            317           171          112
  Communications and supplies                    456            369           153          132
  Taxes, other than income                       251            227            85           76
  Professional fees                              276            108            63           40
  Other                                        1,290          1,172           442          362

    Total other expenses                       7,976          6,315         2,786        2,138

    Income before income taxes                 4,707          4,589         1,576        1,641

Income tax expense                             1,373          1,351           457          481

  Net income                                 $ 3,334        $ 3,238       $ 1,119      $ 1,160
                                             =======        =======       =======      =======

Weighted average number of shares
  outstanding                                  3,053          2,996         3,053        2,996
                                             =======        =======       =======      =======

Basic earnings per share                     $  1.09        $  1.08       $  0.37      $  0.39
                                             =======        =======       =======      =======

Dividends declared per share                 $  0.34        $  0.31       $  0.12      $  0.11
                                             =======        =======       =======      =======

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)
                           (In Thousands)

                                           Nine Months Ended
                                              September 30,
                                            2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $ 3,334    $ 3,238
Adjustments to reconcile net
  income to net cash
Provided by operating activities:
  Depreciation and amortization                 451        359
  Amortization of securities premium
    (discount), net                              (3)       (15)
  Provision for loan losses                     360        251
  Deferred income taxes                        (193)       (78)
  (Increase) decrease in other assets        (1,191)      (151)
  Increase (decrease) in other liabilities      (79)      (510)

    Net cash provided by operating
      activities                              2,679      3,094

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in
  interest-bearing deposits with banks       (6,232)     2,592
Net (increase) decrease in federal
  funds sold                                (15,786)     7,410
Securities held-to-maturity:
  Proceeds from maturities                       75         40
  Purchases                                      --         --
Securities available-for-sale:
  Proceeds from maturities                    9,145     10,085
  Purchases                                 (13,200)    (9,208)
Net increase in loans receivable            (14,634)   (20,474)
Purchases of premises and equipment          (3,264)      (709)
Purchase of life insurance                  _____--     (3,500)

  Net cash used in investing activities     (43,896)   (13,764)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing
  demand deposits, NOW, SuperNOW,
  money market and savings deposits          20,109      6,033
Net increase (decrease) in time deposits      4,083      5,604
Net increase (decrease) in securities
  sold under agreements to repurchase         1,925        995
Proceeds from long-term debt                  8,000      4,500
Repayments of long-term debt                 (4,263)      (223)
Dividends paid and cash in lieu of
  fractional shares                            (995)      (899)

  Net cash provided by financing
    activities                               28,859     16,010
  Net increase(decrease) in cash
    and due from banks                      (12,358)     5,340

Cash and due from banks:
  Beginning of year                          21,517     11,397
  End of period                             $ 9,159    $16,737
                                             ======     ======

The accompanying notes are an integral part of these financial statements.



                           PEOPLES FIRST INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               For the Nine Months Ended September 30, 1999
                             (Unaudited)
                            (In Thousands)

                                                                                         Accumulated
                                                                                            Other
                                                       Common              Retained     Comprehensive
                                                       Stock     Surplus   Earnings         Income      Total

Balance December 31, 1998                              $ 2,996   $16,197    $16,411     $ 448          $36,052
  Comprehensive income:
    Net Income                                                                3,238                      3,238
    Net change in unrealized appreciation on
     securities available for sale, net of income taxes                                  (626)            (626)

    Total comprehensive income                                                                           2,612

Cash dividends declared, $.31 per share                ______    ______        (929)    ______            (929)

Balance September 30, 1999                             $ 2,996   $16,197    $18,720     $(178)         $37,735
                                                       ======    ======     =======     ======         ========


                         PEOPLES FIRST INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Nine Months Ended September 30, 2000
                            (Unaudited)
                           (In Thousands)


                                                                                         Accumulated
                                                                                            Other
                                                       Common              Retained     Comprehensive
                                                       Stock     Surplus   Earnings         Income      Total

Balance December 31, 1999                              $ 2,996   $16,197    $19,320     $(334)         $38,179
  Comprehensive income:
    Net Income                                                                3,334                      3,334
    Net change in unrealized appreciation on
     securities available for sale, net of income taxes                                   181              181

    Total comprehensive income                                                                           3,515

Cash dividends declared, $.34 per share                                      (1,032)                    (1,032)
Common stock issued in acquisition                          57      (25)        100    ______              132
Balance September 30, 2000                             $ 3,053   $16,172    $21,722     $(153)         $40,794
                                                       ======    ======     =======     ======         ========


The accompanying notes are an integral part of these financial statements.



                        PEOPLES FIRST, INC.
                    NOTES TO FINANCIAL STATEMENTS
                             (Unaudited)

September 30, 1999

Note A - Basis of Presentation

     On July 27, 2000, Peoples First, Inc., a Pennsylvania business corporation, completed the reorganization of The Peoples Bank of Oxford into the holding company form of ownership. In the reorganization The Peoples Bank of Oxford became a wholly-owned banking subsidiary of Peoples First, Inc.

     The consolidated financial statements include Peoples First, Inc. (Peoples) and the wholly-owned subsidiary, The Peoples Bank of Oxford (Bank). All significant inter-company accounts and transactions have been eliminated. Currently, the only asset of Peoples is its investment in the Bank.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X.

     Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

     The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in The Peoples Bank of Oxford's Annual Report and Form 10-K filed with the Federal Deposit Insurance Corporation for the year ended December 31, 1999.

Note B - Accounting Policies

     The accounting policies of Peoples First, Inc. as applied in the interim consolidated financial statements presented, are substantially the same as those followed on an annual basis as presented in The Peoples Bank of Oxford's 1999 Annual Report and the Form 10-K filed with the Federal Deposit Insurance Corporation, for the year ended December 31, 1999.

Note C - Comprehensive Income

     The only comprehensive income item that Peoples presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains
(losses) are as follows:

                                      Nine Months Ended
                                        September 30,
                                      2000         1999
                                        (In Thousands)

Unrealized holding gains (losses)
  arising during the period:
    Before tax amount                 $274         $(948)
    Tax (expense) benefit             ( 93)          322
      Net of tax amount               $181         $(626)

Note D - Acquisition

     On April 10, 2000, the Bank issued 56,918 shares of common stock, with a fair value of $1.4 million, to acquire all of the outstanding common stock of Gee, Wilmerding & Associates, Inc., a Villanova based investment firm. The company is a wholly owned subsidiary of The Peoples Bank of Oxford and the transaction has been accounted for as a pooling of interests. Revenues for the nine months ended September 30, 2000, totaled $599,000. Periods prior to January 1, 2000, have not been restated as the adjustments are considered to be immaterial.

Note E - New Accounting Standards

     In June 1998, the Financing Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by Statement Nos. 137 and
138), which becomes effective for Peoples January 1, 2001. The adoption of the Statement is not expected to have a significant impact on Peoples financial condition or results of operations.

     In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (as a replacement of Statement No. 125), which becomes effective for Peoples January 1, 2001. The adoption of the Statement is not expected to have a significant impact on Peoples financial condition or results of operations.



Item 2 - Management's Discussion and Analysis of Financial
Condition and Results of Operations.

Forward Looking Statements

     Except for historical information, this report may be deemed to contain "forward looking" statements regarding Peoples First, Inc. Examples of forward looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in Peoples' market areas. Such forward looking statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations of the terms or comparable terminology, or by discussion of strategy.

     No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact Peoples' operating results include, but are not limited to, (i) the effects of changing economic conditions in the local market areas and nationally,
(ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates,
(iv) changes in federal and state banking laws and regulations which could impact Peoples' operations, (v) funding costs, and
(vi) other external developments which could materially affect Peoples' business and operations.

Year 2000 Project Readiness

     All of Peoples efforts to resolve any possible Y2K problems and problems related to February 29, 2000, paid off with an uneventful transition through the time periods. Peoples will continue to monitor its systems, but does not anticipate any problems or additional costs. Likewise, Peoples has not been made aware of any vendor or customer Y2K or February 29, 2000, related problems.

Financial Condition

     Peoples' total consolidated assets increased $32,427,000 or 11.09% during the first nine months of 2000. The increases in deposits of $24,192,000, increases in securities sold under agreements to repurchase of $1,925,000, Federal Home Loan Bank borrowings of $3,737,000 and the increase in retained earnings of $2,402,000 were the primary resources for the growth in assets.

     Net loans grew $14,274,000 or 6.99% for the nine months ended September 30, 2000. Loans secured by one-to-four family residential properties increased by $3,833,000 and loans secured by commercial properties increased by $3,239,000. Federal funds sold increased by $15,786,000, along with interest-bearing deposits with banks by $6,232,000, which were partly funded by the decrease in cash levels following Y2K. The increase of $2,931,000 in premises and equipment, primarily reflects the new Operations Center, which Peoples began to occupy in August 2000.

     Total deposits increased by $24,192,000 or 10.46% since year end 1999. Most of this growth was in NOW and SuperNOW accounts which grew $19,470,000 or 70.00%; time accounts which grew $4,083,000 or 4.91%; and demand deposits which grew $1,164,000 or 2.12%. Helping this growth was a revamped SuperNOW product, under the name Premier Checking, along with a special marketing campaign to promote the product. In addition, NOW accounts increased due to public fund tax revenue deposits, which will run-off over the next six months.

     Peoples borrowed additional long term money, from the Federal Home Loan Bank, during the first quarter of 2000, for a net increase of $3,737,000 for the first nine months of 2000. The majority of long term debt is matched against a similar volume and maturity of mortgages to our customers, which Peoples chose to hold in its loan portfolio, instead of selling on the secondary market. Matching these maturities has enabled Peoples to lock in an interest rate spread and eliminate the interest rate risk associated with holding long term mortgages, while providing a long term cash flow of interest income.

Results of Operations

     Net income for the first nine months of 2000 totaled $3,334,000 or $1.09 per share and totaled $1,119,000 or $.37 per share for the three months ended September 30, 2000. In comparison, net income for the first nine months of 1999 was $3,238,000 or $1.08 per share and $1,160,000 or $.39 per share for the third quarter 1999. This reflects an increase in net income of $96,000 or 2.96% for the first nine months of this year compared to last year and a decrease of $41,000 or 3.53% for the third quarter 2000 compared to the third quarter 1999.

     Net interest income for the first nine months of 2000, increased by $876,000 or 9.14% compared to the first nine months of 1999. Likewise, for the third quarter of 2000, net interest income increased $257,000 or 7.80% compared to the same period in 1999. The increase in net interest income is primarily due to increased interest income on the higher volume of loans maintained during the first nine months of 2000, compared to the similar time period in 1999. Net interest income continues to be squeezed, with continued competition in product pricing, including both assets and liabilities, and use of long-term debt to fund mortgage lending (as noted above). This squeeze is reflected in a decrease in the net interest margin of 5.19% for the first nine months of 1999, compared to 5.03% for the year to date 2000.

     The provision for loan losses totaled $360,000 for the first nine months of 2000, compared to $251,000 for the first nine months of 1999. This represents an increase of $109,000 or 43.43% in relation to the provision for the first nine months of 1999. The provision for the third quarter 2000, totaled $105,000 the same as the provision for the third quarter 1999. As a percentage of loans, the allowance for loan losses at 1.73% increased from 1.61% at the end of 1999. Management makes regular assessments of the provision in relation to credit exposure, balance changes and other relevant factors and feels the allowance is adequate at September 30, 2000.

     Non-interest income increased by $1,012,000 or 64.29% and $326,000 or 55.25% for the nine and three month time periods ending September 30, 2000, respectively, compared to the same periods in 1999. The increase in non-interest income, compared to the same time period in 1999, was primarily attributed to an increase of $587,000 in investment management fees as a result of the Bank acquiring Gee, Wilmerding & Associates, Inc. and $302,000 or 77.44% increase in other income. The increase in other income was primarily a result of income from investment products and services, which Peoples began to offer its customers during the second quarter of 1999; and income from a life insurance investment.

     Non-interest expense increased by $1,661,000 or 26.30% for the first nine months of 2000 compared to the same time period in 1999 and $654,000 or 30.59% for the third quarter 2000 compared to the second quarter 1999. The largest increase was in salaries and employee benefits, which increased by $1,086,000 or 29.15% compared to the first nine months of 1999 and $420,000 or 32.79% for the third quarter 2000 in comparison to the same respective time period in 1999. This is primarily due to payroll increases as a result of normal merit increases and to a greater extent additions to staff as Gee, Wilmerding & Associates, Inc., expenses were combined with Peoples. Increases in payroll are anticipated as the Bank continues to grow in size, locations, and product offerings. In addition, professional fees increased by $168,000 or 155.56% for the first nine months of 2000 compared to 1999. Increases in legal and accounting costs can be attributed to the expenses associated with the acquisition of Gee, Wilmerding & Associates, Inc., together with expenses related to the formation of the holding company, Peoples First, Inc. Increases in non-interest expenses were anticipated as Peoples expanded its product lines, opened a small branch facility at Jenners Pond, occupied the new Operations Center and utilized advances in technology. Operating expenses are expected to continue at higher levels as Peoples continues to expand with new branches and products.

Liquidity

     Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Bank's sources of liquidity is $236,258,000 in core deposits which increased $26,214,000 or 12.48% over total core deposits of $210,044,000 at year end. Other sources of liquidity are available from investments in federal funds sold and FHLB deposits, which total $27,329,000 and securities maturing in one year or less, which total $13,912,000. In comparison, federal funds sold and FHLB deposits totaled $5,311,000 and securities maturing in one year or less totaled $11,087,000 at year end 1999. In addition, lines of credit have been established with the Federal Home Loan Bank of Pittsburgh, the Federal Reserve Bank of Philadelphia and with two of our correspondent banks, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that the Bank's liquidity is sufficient to meet its anticipated needs.

Capital Resources

     Total stockholders' equity was $40,794,000, as of September 30, 2000, representing a $2,615,000 increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $2,402,000.

     At September 30, 2000, the Bank had a leverage ratio of 12.73%, a Tier I capital to risk-based assets ratio of 17.70%, and a total capital to risk-based assets ratio of 18.96%. These ratios indicate the Bank exceeds the federal regulatory minimum requirements for a "well capitalized bank."

     In October 2000, the Board approved the repurchase of up to $1,000,000 of Peoples' common stock in open market and private transactions over the next six months. The buyback is not expected to have a significant impact on the capital ratios.



Item 3.  Quantitative and Qualitative Disclosure About Market
Risk

     Please refer to The Peoples Bank of Oxford's annual report to shareholders on Form 10-K filed with the Federal Deposit
Insurance Corporation for December 31, 1999.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     None

Item 2.  Changes in Securities and Use of Proceeds

     None

Item 3.  Defaults Upon Senior Securities

     Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     None

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

         10.1        Form of Lease Agreement for Longwood
                     Branch, between Ben R. Beiler, Director, and The Peoples Bank of Oxford

         10.2        Employment Agreement for George C. Mason,
                     Chairman and CEO

         27          Financial Data Schedule

     (b) Form 8-K was filed on July 28, 2000.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEOPLES FIRST, INC.
                                      (Registrant)

Date: November 10, 2000              BY: /s/ George C. Mason
                                          George C. Mason
                                          Chairman of the Board
                                          and Chief Executive
                                          Officer

Date: November 10, 2000              BY: /s/ Susan H. Reeves
                                          Susan H. Reeves
                                          Senior Vice President
                                          and Chief Financial
                                          Officer