Form 10-K
period 2000-12-31
PEOPLES FIRST INC
filed 2001-03-30
CIK 1104901

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

[ X ]   Annual report pursuant Section 13 of the Securities
        Exchange Act of 1934, for the fiscal year ended
        December 31, 2000, or

[   ]   Transition report pursuant to Section 13 or 15(d) of
        the Securities Exchange Act of 1934, for the transition period from _____________ to _____________

                Commission File Number:  333-30640

                      PEOPLES FIRST, INC.
      (Exact name of registrant as specified in its charter)

            PENNSYLVANIA                      23-3028825
  (State or other jurisdiction of            (IRS Employer
   incorporation or organization)          Identification No.)

   24 SOUTH THIRD STREET, OXFORD, PA            19363
(Address of principal executive office)        (Zip Code)

                         610-932-9294
      (Registrant's Telephone Number, including area code)

      Securities registered under section 12(b) of the Act:
                        Not Applicable

      Securities registered under section 12(g) of the Act:
    Title of each class            Name of each exchange
                                    on which registered
COMMON STOCK, Par Value                    None
    $1.00 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the bank was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes               [   ]No

     Indicate by check mark if disclosure of delinquent filers
pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's
knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

     As of January 31, 2001, the aggregate market value of the 3,040,047 shares of Common Stock of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $41,205,994. This figure is based on the last known sales price, prior to January 31, 2001, reported to the Registrant of $18.50 per share for Common Stock. Although directors, officers and five percent beneficial owners of the Registrant were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement, dated April 4, 2001, are incorporated by reference in Part III of this Form 10-K.



Forward Looking Statements

     Except for historical information, this report may be deemed to contain "forward looking" statements regarding Peoples First, Inc. Examples of forward looking statements include, but are not limited to, (i) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (ii) statements of plans and objectives of management or the Board of Directors, and (iii) statements of assumptions, such as economic conditions in Peoples market areas. Such forward looking statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

     No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact Peoples operating results include, but are not limited to, (i) the effects of changing economic conditions in Peoples market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates,
(iv) changes in federal and state banking laws and regulations which could impact Peoples operations, (v) funding costs, and
(vi) other external developments which could materially affect Peoples business and operations.

Item 1 - Business

Peoples First, Inc.

     Peoples First, Inc. is a bank holding company which was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 2000, through acquisition of all the outstanding stock of The Peoples Bank of Oxford.

     Peoples provides commercial banking and trust services through its wholly owned subsidiary The Peoples Bank of Oxford. The consolidated financial statements include Peoples and the Bank. All significant inter-company accounts and transactions have been eliminated. Peoples' primary source of operating funds is dividends received from the Bank. Peoples' expenses consist of minimal operating expenses. Dividends paid to stockholders consist of dividends declared and paid to Peoples by the Bank.

     As of December 31, 2000, Peoples had total assets of $337,643,000 and total stockholders' equity of $41,204,000.

The Peoples Bank of Oxford

     The Peoples Bank of Oxford is a state-chartered commercial banking institution, which was incorporated under the laws of the Commonwealth of Pennsylvania, on December 19, 1913. The bank's deposits are insured by the Federal Deposit Insurance Corporation (FDIC).

     As of December 31, 2000, the Bank had total assets of $337,623,000, total deposits of $267,093,000 and total stockholders' equity of $41,179,000. At year end, December 31, 2000, the Bank had 136 full-time employees and 21 part-time employees.

     The Bank's Corporate Headquarters, Trust Department and full service Main Office are located at 24 South Third Street, Oxford, Pennsylvania. The Bank has seven offices and seven ATMs. These offices serve a predominately rural agricultural area, which includes southern Chester County, Pennsylvania and to a lesser extent southern Lancaster County, Pennsylvania and northern Cecil County, Maryland. The Bank's Operations Center, located at 125 Peoples Drive, Oxford, Pennsylvania, opened in August of 2000.

     The Bank provides a broad range of retail and commercial banking services, investment services and trust services for its customers, which are primarily individuals and small to medium sized farms and businesses. These services include providing various types of demand, savings and time deposit accounts, making secured and unsecured consumer, real estate and commercial loans, sale of investment products and safe deposit box rentals. Additionally retail customers can access their account information, pay bills, transfer funds, and access information regarding bank services via their personal computer using online banking. The Bank provides its customers with access to invest in mutual funds, annuities, insurance and various other financial instruments via the INVEST Financial Corporation. In addition, the Bank also provides trust and investment services to individuals, small businesses and charitable organizations through its Trust Department. These services include investment management, estate settlement and maintenance of securities and accounting records for various types of trust relationships.

     On April 10, 2000, the Bank purchased Gee, Wilmerding & Associates, an investment counseling firm located in Rosemont, Pennsylvania. As of January 1, 2001, the name of Gee, Wilmerding & Associates was changed to Wilmerding & Associates. Wilmerding is a Registered Investment Advisor providing counsel to individuals, trusts, estates, endowments, foundations, and corporate clients. At year-end, December 31, 2000, Wilmerding had seven full-time employees.

     The Bank's business is not seasonal in nature nor is the Bank involved in operations in foreign countries. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations. As a result, discrete information is not available and segment reporting would not be meaningful. The operations of Gee, Wilmerding & Associates are not material to the consolidated financial statements.

Competition

     There is strong competition in Peoples' service area for banking business among commercial banks, thrift institutions, other financial institutions and financial intermediaries. In addition to commercial banks, federal and state savings and loan associations, savings banks and credit unions actively compete in Peoples' market area providing a wide variety of banking services. Mortgage banking firms, finance companies, insurance companies, leasing companies, brokerage companies and financial affiliates of industrial companies provide additional competition for loans and various financial services. Peoples also currently competes for interest-bearing funds with a number of other financial intermediaries which offer a diverse range of investment alternatives including brokerage firms and mutual funds. Many competitors have substantially greater financial resources and larger branch systems than those of Peoples.

     There are nine full service commercial banks and two savings banks with branches in the southern Chester County portion of Peoples' designated market area. Peoples maintains the majority of the market share in the Oxford area and has now gained the largest market share in the Avondale-West Grove area; in the remainder of the market area Peoples continues to grow the size of its market share. Peoples is also subject to competition from banks outside of its service area for various financial services.

     In consumer transactions, Peoples believes that it is able to compete effectively by offering low cost checking accounts, comparable banking hours and competitive rates on its interest bearing accounts. In competing with other banks and financial institutions, Peoples seeks to provide personalized services through management's knowledge and awareness of Peoples' service area, customers and borrowers.

     With respect to commercial transactions, Peoples' legal lending limit to a single borrower is generally lower than the other larger commercial lenders. Management believes that Peoples' legal lending limit is sufficient to handle the credit requirements of its target market. In addition, Peoples will participate in commercial loans with other financial institutions if necessary, in order to accommodate a customer's needs.

     Peoples has not engaged in any material research activities relating to the development of new services or the improvement of existing bank services. However, marketing activities have occurred that enable Peoples to remain competitive, which include the addition of new services, additional branches and improvements to services currently offered.

     Peoples believes it is and will continue to be competitive in regard to interest rates and product offerings, while maintaining its profit margins and stable capital structure.

Loan and Deposit Structure

     At December 31, 2000, total loans, net of unearned income, equaled $225,784,000 with an additional $40,171,000 in standby letters of credit, unused lines of credit and commitments to extend credit. Peoples has a significant concentration of residential and commercial mortgage loans collateralized by properties located in southern Chester County. Approximately $37,796,000 in loans was outstanding to real estate investors; included in this category is a diverse group of properties and borrowers: $17,955,000 is collateralized by mortgages on commercial properties (stores, offices and convenience centers, etc.), about $10,359,000 are mortgage loans on one to four family rental properties, $3,736,000 are mortgages on mobile home parks, $2,234,000 are secured by multifamily rental properties and approximately $3,512,000 is outstanding on land development projects. These figures do not include mortgages on one to four family owner-occupied properties. Similarly, approximately, $13,212,000 in unused commitments were outstanding to real estate investors. Of those commitments, $3,025,000 are collateralized by commercial properties, $6,450,000 are secured by one to four family rental properties, $862,000 are secured by mobile home parks and $2,778,000 are secured by land development projects. These figures do not include conventional mortgages on one to four family owner-occupied properties.

     Peoples also has a significant portion of loans outstanding to the agricultural sector totaling $43,676,000. Approximately $23,564,000 of these loans are outstanding to the mushroom industry, which represents 10.4% of total loans, and about $20,112,000 is outstanding to other segments of the farm community. Likewise, unused commitments to the mushroom industry totaled $3,826,000, with $2,399,000 outstanding for other agricultural loans.

     At December 31, 2000, Peoples' total deposits equaled $267,088,000, of which 22.9% were non-interest bearing deposits and 77.1% were interest bearing deposits. Although Peoples' deposits are primarily generated from southern Chester County, there is no concentration of deposits in one person or group of persons that if withdrawn would have a material adverse effect on Peoples. Peoples has no brokered deposits. However, it should be noted that the liquidity position of any bank could be tightened in the event a substantial portion of the bank's depositors decided to withdraw their funds from the bank within a short period of time.

Regulation

     Peoples is subject to extensive regulation and examination by the Federal Reserve, the Pennsylvania Department of Banking, and the Federal Deposit Insurance Corporation (FDIC). Peoples' deposit accounts are insured up to the maximum legal limits by the FDIC. Peoples is not a member of the Federal Reserve System.

     Federal and state banking laws regulate many aspects of Peoples' business including, but not limited to, capital requirements, amount of reserves for deposits, loans and investments Peoples may make, acceptable collateral that may be taken and consumer protection laws.

     Peoples is subject in the course of its activities to a growing number of federal, state and local environmental laws and regulations. Peoples does not anticipate that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings or on the competitive position of Peoples.

     Landmark legislation in the financial services area was signed into law on November 12, 1999. The Gramm-Leach-Bliley Act dramatically changed certain banking laws that had been in effect since the early part of the 20th century. The most radical changes are that the separation between banking and the securities businesses mandated by the Glass-Steagall Act has now been removed, and the provisions of any state law that prohibits affiliation between banking and insurance entities have been preempted. Accordingly, the legislation now permits firms engaged in underwriting and dealing in securities, and insurance companies, to own banking entities, and permits bank holding companies (and in some cases, banks) to own securities firms and insurance companies. The provisions of federal law that preclude banking entities from engaging in non-financially related activities, such as manufacturing, have not been changed. For example, a manufacturing company cannot own a bank and become a bank holding company, and a bank holding company cannot own a subsidiary that is not engaged in financial activities, as defined by the regulators.

     The new legislation creates a new category of bank holding company called a "financial holding company". In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

     The intent and scope of the act is positive for the financial services industry, and is an attempt to modernize federal banking laws and make U.S. institutions competitive with those from other countries. While the legislation makes significant changes in U.S. banking law, such changes may not directly affect Peoples' business unless it decides to avail itself of new opportunities available under the new law.
Peoples does not expect any of the provisions of the new Act to have a material adverse effect on its existing operation, or to significantly increase its costs.

Item 2 - Properties

     The principal banking office and executive offices of Peoples are located at 24 South Third Street, Oxford, Pennsylvania, 19363. Peoples owns the office building, which consists of approximately 21,000 square feet. In addition, Peoples owns an adjacent parking lot, which consists of approximately 33,000 square feet, providing parking for customers and employees.

     Peoples owns a limited service branch office, located at 3400 Baltimore Pike, Oxford, in East Nottingham Township, Pennsylvania, which consists of approximately 2,400 square feet. This location previously housed the electronic data processing operations, which moved to the Operations Center in August 2000. Renovations are currently underway to expand this facility to a full service branch, with a January 2001 completion date.

     The Avon Grove Office, a full service branch, is located at 565 East Baltimore Pike in Avondale, Pennsylvania. The office consists of approximately 3,800 square feet. Peoples has a long-term lease on the land with rental payments in 2000 totaling $16,900. The lease term expires in March 2008 and provides for eight renewal options of five years each.

     The Longwood Office, a full service branch, is located at 900 East Baltimore Pike in Kennett Square, Pennsylvania. The office consists of approximately 3,800 square feet. The rental payments on the long-term land lease totaled $50,875 in 2000. The lease term expires in 2015 and provides for one five year renewal option and an additional renewal option of four years and three hundred and sixty-four days.

     The Jennersville Office, a full service branch, is located at Old Baltimore Pike and Route 796 in Penn Township, Chester County, Pennsylvania. Peoples has a long-term land lease which expires in 2017 and provides for one five year renewal option and an additional renewal option of four years and eleven months. Rental payments in 2000 totaled $35,000.

     The West Kennett Office, a new full service branch scheduled to open in January 2001, is located at 920 West Cypress Street, Kennett Square, Pennsylvania. The office will consist of approximately 3,800 square feet. The rental payment on the long-term land lease totaled $24,375 in 2000. Peoples has a long-term land lease which expires in 2020 and provides for one five year renewal options and an additional renewal option of four years and eleven months.

     Peoples opened its operations center along Route 10 in Lower Oxford Township, Chester County, Pennsylvania, in August of 2000. As Peoples has continued to grow, additional support personnel have been added, resulting in facilities that were filled to capacity. This center has alleviated the overcrowding and provided the space necessary to handle future growth. Peoples owns the office building, which consists of approximately 23,000 square feet.

Item 3 - Legal Proceedings

     There are no pending legal proceedings to which Peoples is party or to which its property is subject, which would in the opinion of management, be material in relation to Peoples' results of operations or financial condition.

Item 4 - Submission of Matters to a Vote of Security Holders

None

Item 4A - Executive Officers of the Registrant

     The following sets forth information with respect to executive officers of Peoples and the Bank. Each officer was elected at the first meeting of the Board of Directors following the 2000 Annual Meeting of Shareholders and will serve until the first meeting of the Board of Directors following the 2001 Annual Meeting of Shareholders, at which time the Board of Directors will elect officers for the following year. There are no arrangements or understandings between Peoples or the Bank and any person pursuant to which any such officers were selected.

     George C. Mason (age 65) is Chairman and Chief Executive Officer of Peoples. He has been a Director of the Bank since 1972, has served as Chairman of the Board of the Bank since July 1973, and was named Chief Executive Officer of the Bank in March 1992. Mr. Mason also serves as a Director of HERCO, Inc., Hershey, Pennsylvania and Penn Mutual Insurance Co., West Chester, Pennsylvania. Since October 1988, Mr. Mason has been employed full time at the Bank.

     Carl R. Fretz (age 70) is Vice Chairman of the Board and Corporate Secretary of Peoples and has been a Director of the Bank since 1965, Vice Chairman of the Board and Corporate Secretary of the Bank since 1999 and previously served as President of the Bank from 1973 to 1999. Mr. Fretz also serves as director of Oxford Historical Society and is Chairman of Oxford Mainstreet Inc. Mr. Fretz is the father-in-law of Jay L. Andress, Senior Vice President of the Bank.

     Hugh J. Garchinsky (age 50) is a Director and the President of Peoples. He has been a Director of the Bank since 1997, and became President of the Bank in 2000. Mr. Garchinsky joined the Bank in October 1992 as Manager of Loan Operations, became a Vice President in 1994, Senior Vice President in 1996, and Executive Vice President in 1997.

     David H. Acox, Jr. (age 52) joined the Bank as Trust
Officer in October 1989, became Vice President and Trust Officer in March 1994 and Senior Vice President and Trust Officer in
April 1997.  Mr. Acox is directly responsible for the Trust
Department.

     Jay L. Andress (age 49) joined the Bank in August 1973, became Vice President in charge of operations in March 1988, and has been Senior Vice President of Operations since April 1997. Mr. Andress is directly responsible for data processing, facilities and technology development. Mr. Andress is the son-in-law of Carl R. Fretz, Vice Chairman of the Board and Corporate Secretary of Peoples and the Bank.

     Gary R. Davis (age 46) joined the Bank in July 1994, became
Assistant Vice President in 1995, Vice President in 1997, Senior
Vice President in 1999 and currently directs the Bank's lending and credit analysis functions.

     Howard M. Mannheim (age 62) joined the Bank in June 1996, and currently serves as Senior Vice President, Support Group
Manager. Mr. Mannheim is directly responsible for back office operations and administrative functions.

     Susan H. Reeves (age 47) Chief Financial Officer of Peoples, joined the Bank in January 1984, became Vice President and Auditor in 1991, Vice President and Chief Financial Officer in 1996, and currently serves as Senior Vice President, Cashier and Chief Financial Officer of the Bank. Mrs. Reeves is directly responsible for the financial division of the Bank.

PART II

Item 5 - Market for Peoples Common Stock and Related Stockholder
Matters

     The authorized capital stock of Peoples consists of 10,000,000 shares of common stock, par value $1.00 per share, of which 3,040,047 shares were outstanding as of January 31, 2001. There were approximately 754 stockholders of record as of January 31, 2001. Peoples common stock is not listed or traded on a recognized securities exchange. Peoples common stock is traded in the over-the-counter market under the symbol PPFR and trading in Peoples common stock is limited in volume.

     The following table sets forth the high and low prices for Peoples common stock for each quarterly period for the last two years, however prices prior to July 27, 2000, the date of the holding company formation, are for the Bank. Prices for the sale of stock are based upon transactions reported by the brokerage firm of F.J. Morrissey & Co., Inc. The quoted high and low bid prices are limited to those transactions known by management to have occurred and there may, in fact, have been additional transactions of which management is unaware.

                               2000                1999
                         High        Low       High     Low
First Quarter           $26.75     $25.00     $36.00  $33.25
Second Quarter          $24.75     $18.00     $35.25  $30.50
Third Quarter           $19.00     $15.50     $31.00  $27.25
Fourth Quarter          $18.50     $15.00     $28.25  $23.25

     Holders of shares of common stock are entitled to receive such dividends when, as, and if declared by Peoples' Board of Directors, out of funds legally available for dividends. Declaration of and payment of cash dividends by Peoples depends upon dividend payments by the Bank, which is Peoples primary source of revenue and cash flow. Peoples is a legal entity separate and distinct from its subsidiaries. Accordingly, the right of Peoples, and consequently the right of creditors and shareholders of Peoples, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that the claims of Peoples in its capacity as a creditor may be recognized. Under Pennsylvania banking law, the payment of dividends by the Bank is generally restricted to its accumulated net earnings.

     Peoples and the Bank have paid quarterly cash dividends on its common stock since 1988. The following sets forth the cash dividends paid per share on Peoples common stock during each of the two years ended December 31, 2000. Information for periods prior to July 22, 2000, represent dividends paid on the Bank's common stock.

                                 Per-Share Dividends
                                 2000           1999
                                -----          -----
First Quarter                   $0.11          $0.10
Second Quarter                  $0.11          $0.10
Third Quarter                   $0.12          $0.11
Fourth Quarter                  $0.12          $0.11

     Peoples retains American Stock Transfer & Trust Company, 40
Wall Street, New York, New York, as its transfer and dividend paying agent.

Item 6 - Selected Financial Data

                                                                   Year Ended
                                                                  December 31,
                                               2000        1999        1998        1997        1996
INCOME STATEMENT DATA:
Net interest income                         $ 13,951    $ 12,819    $ 11,869    $ 10,951    $  9,809
Provision for loan losses                        465         451         685         787         504
Non-interest income                            3,242       2,249       1,720       1,509       1,189
Non-interest expense                          11,101       8,746       7,511       6,371       5,837
  Income before income taxes                   5,627       5,781       5,393       5,302       4,657
Income tax expense                             1,565       1,704       1,606       1,650       1,512
Net income                                  $  4,062    $  4,167    $  3,787    $  3,652    $  3,145
                                            ========    ========    ========    ========    ========

BALANCE SHEET DATA (PERIOD END):
Total assets                                $337,643    $292,508    $265,472    $219,784    $195,855
Loans (net)                                  221,862     204,244     169,783     145,326     132,613
Investments - held-to-maturity                 2,929       3,330       3,790       5,545       5,830
Investments - available-for-sale              50,114      44,934      45,691      35,752      33,258
Federal funds sold                            18,015       1,095      13,909      12,900       6,100
Deposits                                     267,088     231,229     213,698     182,946     161,729
Long term debt                                19,756      16,110       9,919           -           -
Stockholders' equity                          41,204      38,179      36,052      33,089      30,299

PER SHARE DATA:
Basic earnings                              $   1.33    $   1.39    $   1.26    $   1.22    $   1.05
Cash dividends declared                         0.46        0.42        0.37        0.33        0.26
Book value                                     13.50       12.74       12.03       11.04       10.11
Weighted average common shares outstanding     3,052       2,996       2,996       2,996       2,996

SELECTED RATIOS:
Return on average assets                        1.30%       1.50%       1.56%       1.79%       1.67%
Return on average stockholders' equity         10.19%      11.17%      10.93%      11.47%      10.78%
Average equity to average assets               12.79%      13.42%      14.31%      15.58%      15.48%
Allowance for loan losses to
  total loans at end of period                  1.74%       1.61%       1.72%       1.64%       1.55%
Dividend payout ratio                          34.39%      30.20%      29.51%      26.85%      25.12%

Item 7 - Management's Discussion and Analysis of Financial
Condition and Results of Operations

     The following discussion represents management's analysis of the financial condition and results of operations of Peoples
First, Inc. and should be read in conjunction with the accompanying financial statements and other financial data included elsewhere in this report.

Forward-Looking Statements

     Except for historical information, this report may be deemed to contain "forward-looking" statements regarding Peoples First, Inc. ("Peoples"). Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms,
(b) statements of plans and objectives of management or the Board of Directors, and (c) statements of assumptions, such as economic conditions in Peoples' market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

     No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact Peoples' operating results include, but are not limited to, (i) the effects of changing economic conditions in Peoples' market areas and nationally,
(ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates,
(iv) changes in federal and state banking laws and regulations which could impact Peoples' operations, (v) funding costs and
(vi) other external developments which could materially affect Peoples' business and operations.

     On April 10, 2000, The Peoples Bank of Oxford, (the "Bank"), issued 56,918 shares of common stock, with a fair value of $1.4 million, to acquire all of the outstanding common stock of Gee, Wilmerding & Associates, Inc., an investment firm. The company is a wholly owned subsidiary of the Bank and the transaction has been accounted for as a pooling of interests. Revenues for the year ended December 31, 2000, totaled $808,000. Periods prior to January 1, 2000, have not been restated as the adjustments are considered to be immaterial.

     On July 27, 2000, Peoples First, Inc., a Pennsylvania business corporation, completed the reorganization of The Peoples Bank of Oxford into the holding company form of ownership. In the reorganization, the Bank became a wholly-owned banking subsidiary of Peoples First, Inc.

     The consolidated financial statements include Peoples First, Inc. and its wholly-owned subsidiary, The Peoples Bank of Oxford. All significant inter-company accounts and transactions have been eliminated. Currently, the only asset of Peoples is its investment in the Bank.

Overview

     In 2000, Peoples recorded net income of $4,062,000, a decrease of 2.52% from net income of $4,167,000 in 1999. Net income was $3,787,000 in 1998. A fourth quarter write-down of $326,000 on a held-to-maturity security resulted in the $105,000 decline in earnings in 2000. Actual net interest income increased $1,132,000 in 2000 compared to 1999 and increased $950,000 in 1999 compared to 1998. These increases were due primarily to the additional interest income earned on the higher loan volume in 2000 and 1999. Basic earnings per share were $1.33 in 2000, $1.39 in 1999 and $1.26 in 1998.

     Return on average assets was 1.30% for 2000, compared with 1.50% in 1999 and 1.56% in 1998. Return on average equity for 2000 was 10.19% compared to 11.17% in 1999 and 10.93% in 1998.

     During 2000, average interest-earning assets increased by 12.9% or $33,359,000, to $291,157,000. Average interest-bearing liabilities increased $28,120,000 or 15.1%, to $214,490,000 for the year. The growth in earning assets was the primary contributor to the increase of $1,154,000 or 8.7% in fully tax equivalent net interest income. The net interest margin declined from 5.16% in 1999 to 4.97% in 2000. The compression in the net interest margin is due to continued competition on rates, added to the fact that interest-bearing liabilities have increased as a percent of interest-earning assets and demand deposits have decreased as a percentage of earning assets.

     Non-interest income increased $993,000 or 44.2% in 2000 compared to an increase of $529,000 or 30.8% in 1999. The increase in 2000 resulted from investment management fees, of $808,000, from Peoples' investment counseling subsidiary, Gee, Wilmerding & Associates, Inc., which was acquired in April 2000. This was supplemented with a 48.5% increase in other income resulting from the sale of mutual funds and annuities to our customers and income from a life insurance investment. These increases were partially offset with a decrease due to a write-down of $326,000 on a held-to-maturity security. This was a partial write-down which management believes is sufficient to cover any possible losses. Management is optimistic that a successful resolution can be worked out for the security without any further loss.

     Non-interest expenses increased $2,355,000 or 26.9% for 2000, compared to $1,235,000 or 16.4% for 1999. The 2000 increase was largely a result of increased salaries and employee benefits by $1,482,000, professional fees by $214,000 and other operating expenses by $223,000. The increased salaries and employee benefits consisted of normal merit increases and to a greater extent additions to staff, as Gee, Wilmerding & Associates, Inc. expenses were combined with Peoples. Increases in professional fees, legal and accounting fees, can be attributed to expenses associated with the acquisition of the investment counseling firm together with expenses related to the formation of the holding company, Peoples First, Inc. Other operating expenses increased as a result of expenses from the Operations Center, occupied during the third quarter 2000; the opening of a small branch in Jenners Pond; and the initiation of the on-line banking program. The 1999 increase was primarily a result of increased salary and benefit expense, due to staff additions, resulting from expansion of current services and products, an expanded marketing effort, a write-down on one of the Bank's properties, and absorbing a full year of expenses from the branch opened in 1998.

     The following table sets forth selected quarterly financial data and per share data.

                    Quarterly Financial Data
              (In Thousands, Except Per Share Data)

                                          2000                               1999
                            First    Second   Third    Fourth   First    Second   Third    Fourth
                           Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter  Quarter
Interest income            $5,408   $5,759   $6,093   $6,209   $4,758   $4,863   $5,049   $5,146
Interest expense           (2,001)  (2,260)  (2,542)  (2,715)  (1,653)  (1,681)  (1,755)  (1,908)
Net interest income         3,407    3,499    3,551    3,494    3,105    3,182    3,294    3,238
Provision for loan losses    (150)    (105)    (105)    (105)     (86)     (60)    (105)    (200)
Non-interest income           814      856      916      656      468      516      590      675
Non-interest expense       (2,497)  (2,693)  (2,786)  (3,125)  (2,015)  (2,162)  (2,138)  (2,431)
Income before income taxes  1,574    1,557    1,576      920    1,472    1,476    1,641    1,282
Income tax expense           (458)    (458)    (457)    (192)    (434)    (436)    (481)    (353)
Net income                 $1,116   $1,099   $1,119   $  728   $1,038   $1,040   $1,160   $  929
                            =====    =====    =====    =====    =====    =====    =====    =====
PER SHARE DATA:
Basic earnings (1)         $ 0.36   $ 0.36   $ 0.37   $ 0.24   $ 0.35   $ 0.35   $ 0.38   $ 0.31
                            =====    =====    =====    =====    =====    =====    =====    =====
Dividends declared         $ 0.11   $ 0.11   $ 0.12   $ 0.12   $ 0.10   $ 0.10   $ 0.11   $ 0.11
                            =====    =====    =====    =====    =====    =====    =====    =====

(1) Peoples has a simple capital structure. Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period.

Results of Operations

Net Interest Income and Net Interest Margin

     Net interest income is the difference between interest income earned on investments and loans, and interest expense incurred on deposits and other liabilities. For analysis purposes, net interest income is evaluated on a fully tax equivalent (FTE) basis to facilitate comparison with interest earned which is subject to federal taxation at the statutory tax rate of 34%. The factors that affect net interest income include changes in interest rates and changes in interest-earning assets and interest-bearing liabilities. Net interest income on an FTE basis increased by $1,154,000 or 8.7% to $14,468,000 in 2000 from $13,314,000 in 1999. Comparatively, net interest income (FTE) increased by $1,020,000 or 8.3% in 1999 from $12,294,000 in 1998.

     The following table sets forth average balances, rates and interest income and expense adjusted to an FTE basis, the interest rate spread and the net interest margin. Following that is the rate and volume analysis table that sets forth changes in net interest income attributed to changes in rates and changes in average balances of interest-earning assets and interest-bearing liabilities.

     AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE
                          (In Thousands)


                                          2000                     1999                    1998
                              Average            Yield/   Average            Yield/  Average            Yield/
                              Balance  Interest   Rate    Balance  Interest   Rate   Balance  Interest   Rate
ASSETS

Interest-earning assets:

Securities:
  Taxable                    $ 40,543   $ 2,490   6.14%  $ 37,201   $ 2,151   5.78%  $ 34,897  $ 2,088   5.98%
  Tax-exempt                   10,295       829   8.05%    11,397       882   7.74%     9,662      788   8.16%
Total securities               50,838     3,319   6.53%    48,598     3,033   6.24%    44,559    2,876   6.45%
Interest-bearing due from
  banks                         9,638       609   6.32%    13,301       653   4.91%     9,256      491   5.30%
Federal funds sold             12,331       778   6.31%     9,374       465   4.96%    13,904      759   5.46%
Loans:
  Taxable                     210,913    18,589   8.81%   180,416    15,587   8.64%   156,327   14,362   9.19%
  Tax-exempt                    7,437       691   9.29%     6,109       573   9.38%     4,592      462  10.06%
Total loans                   218,350    19,280   8.83%   186,525    16,160   8.66%   160,919   14,824   9.21%
Total interest-earning
  assets                      291,157    23,986   8.24%   257,798    20,311   7.88%   228,638   18,950   8.29%
Non-interest-earning assets    20,708                      20,016                      13,456
  Total assets               $311,865                    $277,814                    $242,094
                             ========                    ========                    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing liabilities:
  Savings and transaction
    accounts                 $104,619   $ 3,292   3.15%  $ 89,908   $ 2,153   2.39%  $ 78,889  $ 2,065   2.62%
  Time deposits                84,688     4,761   5.62%    78,566     3,892   4.95%    75,753    4,130   5.45%
Total interest-bearing
  deposits                    189,307     8,053   4.25%   168,474     6,045   3.59%   154,642    6,195   4.01%
Securities sold under
  agreements to repurchase      5,580       267   4.78%     4,429       159   3.59%     2,797      109   3.90%
Long-term debt                 19,603     1,198   6.11%    13,467       793   5.89%     5,850      352   6.02%
Total interest-bearing
  liabilities                 214,490     9,518   4.44%   186,370     6,997   3.75%   163,289    6,656   4.08%
Demand deposits                55,408                      52,595                      42,660
Other liabilities               2,092                       1,556                       1,505
Stockholders' equity           39,875                      37,293                      34,640
  Total liabilities and
  stockholders' equity       $311,865                    $277,814                    $242,094
                             ========                    ========                    ========
  Net interest income                   $14,468                     $13,314                    $12,294
                                        =======                     =======                    =======
Interest rate spread                              3.80%                       4.13%                      4.21%
                                                  ====                        ====                       ====
Net interest margin                               4.97%                       5.16%                      5.38%
                                                  ====                        ====                       ====

     Yields on tax-exempt assets have been computed on a fully tax equivalent basis assuming a tax rate of 34%. For yield calculation purposes, non-accruing loans are included in the average loan balances. Interest income on loans includes amortized fees and costs on loans totaling $139,000 for 2000, $120,000 for 1999 and $225,000 for 1998.

                      Rate/Volume Analysis
                         (In Thousands)

                                             2000 versus 1999              1999 versus 1998
                                               Change Due To                 Change Due To
                                        Rate     Volume     Total      Rate     Volume     Total
Interest-earning assets:
Securities:
   Taxable                             $  134    $  205    $  339    $   (70)   $  133    $   63
   Tax-exempt                              35       (88)      (53)       (40)      134        94
Interest-bearing due from banks           187      (231)      (44)       (36)      198       162
Federal funds sold                        126       187       313        (69)     (225)     (294)
Loans                                     310     2,810     3,120       (882)    2,218     1,336
      Total                               792     2,883     3,675     (1,097)    2,458     1,361
Interest-bearing liabilities:
Savings and transaction accounts          676       463     1,139       (176)      264        88
Time deposits                             525       344       869       (377)      139      (238)
Securities sold under
   agreements to repurchase                53        55       108         (9)       59        50
Long-term debt                             30       375       405         (8)      449       441
      Total                             1,284     1,237     2,521       (570)      911       341
Net interest income                    $ (492)   $1,646    $1,154    $  (527)   $1,547    $1,020
                                       ======     =====    ======    =======    ======    ======

     Interest income is presented on a fully tax equivalent basis, assuming a tax rate of 34%. The net change attributable to the combination of rate and volume has been allocated to change due to volume.

     Tax equivalent interest income increased by $3,675,000 between 2000 and 1999, due to growth in interest-earning assets contributing $2,883,000 in interest income, along with an increase of $792,000 resulting from higher rates. The primary components of this increase were the growth in average loans of $31,825,000 positively impacting interest income by $2,810,000, along with an increase of 17 basis points in the yield on loans increasing interest income by $310,000. The growth in loans was directly related to a continued emphasis on developing new lending business. Total average securities grew by $2,240,000 and the corresponding yield increased 29 basis points. The growth in securities increased interest income by $117,000, in conjunction with the higher rates increasing the return by $169,000. Average Federal funds sold increased by $2,957,000, increasing income by $187,000, along with an increase in yield of 135 basis points, the net result was an increase in interest income of $313,000. Interest-bearing due from bank balances declined by $3,663,000, decreasing income by $231,000, being partially offset with a 141 basis point increase in rates, resulting in a net decrease to income by $44,000.

     Total interest-bearing liabilities grew by $28,120,000 between 2000 and 1999, increasing interest expense by $1,237,000 for 2000, along with a higher annualized rate up by 69 basis points increasing interest expense by $1,284,000. Deposit balances grew, as Peoples continues to expand within its market area, with growth contributing $807,000 in interest expense. Peoples remains competitive with rates and ran several promotions on our CDs and remodeled Super NOW product. Overall, the higher rates paid on deposits in 2000, increased interest expense by $1,201,000. Peoples continued to borrow long-term money from the Federal Home Loan Bank. Long-term debt averaged $19,603,000 for the year. As a result, the growth in long-term borrowings added $375,000 to interest expense.

     Tax equivalent interest income increased by $1,361,000 between 1999 and 1998, due to growth in asset volume contributing $2,458,000 in interest income, partially offset with a reduction of $1,097,000 resulting from a decline in rates. The primary components of this increase were the growth in average loans of $25,606,000 positively impacting interest income by $2,218,000, however, a decline of 55 basis points in the yield on loans lowered interest income by $882,000. The growth in loans was directly related to a continued emphasis on developing new lending business and retaining more mortgage loans in-house, instead of selling them on the secondary market. Total average securities grew by $4,039,000 and the corresponding yield decreased 21 basis points. The growth in securities increased interest income by $267,000, but the decline in rates reduced the return by $110,000. Average Federal funds sold decreased by $4,530,000, decreasing income by $225,000, along with a decrease in yield of 50 basis points, the net result was a decrease in interest income of $294,000. Interest-bearing due from bank balances grew by $4,045,000, increasing income by $198,000, being partially offset with a 39 basis point decline in rate, resulting in a net increase to income by $162,000.

     Total interest-bearing liabilities grew by $23,081,000 between 1999 and 1998, increasing interest expense by $911,000 for 1999, along with a lower annualized rate on total interest-bearing liabilities by 33 basis points decreasing interest expense by $570,000. Deposit balances grew, as Peoples continues to expand within its market area, with growth contributing $403,000 in interest expense. Peoples remains competitive with rates and ran several promotions to increase deposits. Overall, the lower rates paid on deposits in 1999, reduced interest expense by $553,000. Peoples continued to borrow long-term money from the Federal Home Loan Bank. Long-term debt averaged $13,467,000 for the year, and was matched against a similar maturity and volume of customer mortgages retained in-house. Matching these maturities enabled Peoples to lock in a spread, along with a long-term interest income cash flow, while managing the interest rate risk. As a result, the growth in long-term borrowings at an overall lower rate added $441,000 to interest expense.

     The net interest margin is the ratio of net interest income to interest-earning assets, reflecting a net yield on earning assets. Peoples' net interest margin, on a tax equivalent basis, for the years 2000, 1999 and 1998 was 4.97%, 5.16% and 5.38%, respectively. The compression in the net interest margin in 2000, compared to 1999, resulted from an increase in yields on interest-earning assets by 36 basis points being outpaced by an increase in rates on interest-bearing liabilities, which climbed 69 basis points. This compression on the margin is reflected in the spread declining from 4.13% in 1999 to 3.80% in 2000. The monetary impact can also be seen in the rate change analysis: Interest income increase attributed to rate change was up $792,000 compared to an increase in interest expense which was up $1,284,000. The compression in the margin in 1999, resulted from a decline in yields on interest-earning assets by 41 basis points along with a non-proportional decline of only 33 basis points in costs on interest-bearing liabilities.

Provision for Loan Losses

     The provision for loan losses and allowance for loan losses are based on management's ongoing assessment of Peoples' credit exposure and consideration of other relevant factors. The allowance for loan losses is a valuation reserve that is available to absorb future loan charge-offs. The provision for loan losses is the amount charged to earnings on an annual basis.

     The provision for loan losses charged to earnings for the years 2000, 1999 and 1998 was $465,000, $451,000 and $685,000,
respectively. The amount of the provision is based on several factors, one of which is the amount of net charge-offs. Net charge-offs for 1999 and 1998 amounted to $73,000 and $136,000, whereas 2000 reflected net recoveries totaling $114,000. The year 2000 reflected decreased charge-offs and increased recoveries, along with a decreased percentage of non-performing loans to total loans of .28% at year-end 2000, compared to .74% and 1.56% at December 31, 1999 and 1998, respectively. The higher provision in 1998 was due to the level of charge-offs and a higher percentage of non-performing loans to total loans. Contrarily, the decrease in the provision in 2000 and 1999 reflects the improvement in loan quality, yet still compensates for the growth in the loan portfolio. The allowance for loan losses as a percentage of total loans increased to 1.74% at December 31, 2000, compared to 1.61% and 1.72% at December 31, 1999 and 1998, respectively.

     Management makes regular assessments of the loan loss reserve in relation to credit exposure to individual borrowers, overall trends in the loan portfolio and other relevant factors and believes the reserve is adequate to cover expected losses.

Non-Interest Income

     With the continued compression of the net interest margin, Peoples has been focusing on methods to increase non-interest income. Non-interest income of $3,242,000 for 2000, increased $993,000 or 44.2% for the year 2000 compared to 1999. Non-interest income was $2,249,000 in 1999 compared to $1,720,000 in 1998.

     Service charges on deposit accounts continued to grow with income of $1,175,000, $1,077,000 and $787,000 for the years
2000, 1999 and 1998, respectively. The increase in service charges on deposit accounts, reflects increased fees collected on checks presented against non-sufficient funds. The overall trend is consistent with the growth noted in deposit account balances and especially growth in demand deposits, NOW and Super NOW accounts, which has the most effect on Peoples' service charge income.

     The Trust Department received regulatory approval to commence operations in October 1989. Since that time, the Trust Department has continued to grow in size to current year end fair value of assets under management totaling $96,997,000 compared to $77,043,000 in 1999 and $70,657,000 in 1998.
Likewise, income generated by the Trust Department also continues to grow with income for the years 2000, 1999 and 1998 of $474,000, $414,000 and $357,000 respectively.

     The Bank acquired a wholly owned subsidiary during April 2000, Gee, Wilmerding & Associates, Inc., an investment management service. Gee, Wilmerding generated investment management fees totaling $808,000 for the year 2000. The transaction was accounted for as a pooling-of-interest, prior years have not been restated because the adjustments would be immaterial.

     Income from mortgage banking activities totaled $186,000 in 2000, which was an increase of 37.8% or $51,000 compared to 1999. In addition to making and retaining mortgages on Peoples' books, Peoples also acts as a broker in the secondary mortgage market. Peoples sells individual loans and the related servicing rights to correspondent banks and mortgage companies and receives a fee for originating these loans. This year Peoples has sought to expand that business by working more closely with the local realtors. This contributed to an approximate 18.7% increase in volume in mortgages sold. Peoples plans to expand this business and related fee income. The favorable interest rate environment in 1998 led to increased mortgage loan and refinancing demand. This increased demand resulted in more secondary mortgage origination fees collected for the year 1998 totaling $189,000 compared to $135,000 in 1999.

     Other income increased by $302,000 to $925,000 for 2000, compared to $623,000 and $387,000 in 1999 and 1998, respectively. This increase was primarily a result of commissions received from Peoples' debit card; income from the sales of investment products and services, which Peoples' began to offer to its customers during the second quarter of 1999; and income from a life insurance investment.

     Peoples generally holds the securities in its portfolio until maturity, which normally results in nominal securities gains and losses. This year, Peoples wrote-down a held-to-maturity security issue by $326,000. This was a partial write-down of approximately 10.0%, with the remainder still on the books. Peoples is optimistic that a successful resolution can be worked out on the security without any further losses.

Non-Interest Expense

     Non-interest expense increased $2,355,000 or 26.9% in 2000 to $11,101,000, up from $8,746,000 in 1999 and $7,511,000 in
1998. The increase for 2000 was primarily from increased salaries and employee benefits, in addition to increased other operating expenses, professional fees and smaller increases in the remaining categories. Expenses for 2000 for Gee, Wilmerding & Associates have been included in the appropriate categories, prior years have not been restated due to immateriality.

     Salaries and employee benefits increased $1,482,000 or 29.3%, in 2000 totaling $6,536,000 up from $5,054,000 in 1999.
Likewise, salaries and employee benefits increased $571,000 or 12.7% in 1999 compared to 1998. The increases were primarily payroll and benefits expense incurred through normal merit increases, bonuses and to a greater extent additions to staff as Gee, Wilmerding & Associates expenses were combined with Peoples. The number of full time equivalent (FTE) employees rose from 110 in 1998 to 118 in 1999 and then to 136 in 2000. Increases in payroll are anticipated, as Peoples continues to grow in size, services and locations with additional staff being added as required.

     Occupancy expense increased by $147,000 or 27.4% to $683,000 in 2000 after increasing from $536,000 in 1999 and $472,000 in 1998. The increased expense in 2000 was attributed to the Operations Center, which was completed and Peoples occupied in June; combining Gee, Wilmerding expenses with Peoples; along with regular repair and maintenance expenses. Increases in occupancy expense are anticipated as Peoples continues to grow and expand its facilities, including two branch openings anticipated in 2001 along with the expansion and renovation of the Oxford South Branch to be completed the first quarter of 2001.

     Furniture and equipment expense reflected an increase in 2000, to $574,000 or a 31.1% increase, compared to $438,000 in
1999 and $342,000 in 1998. The completed Operations Center contributed to increasing depreciation expense, along with expenses incurred to move the data center equipment from its previous location. Furniture and equipment expense is anticipated to increase in 2001, as a result of Peoples' desire to keep current with technological advances and expands its branch network.

     Communication and supplies reflects an increase of $123,000 to $646,000 in 2000 from $523,000 in 1999 and $476,000 in 1998.
This increased expense correlates with a full year of increased expenditures relating to a new Operations Center and business growth.

     Taxes, other than income, consist of the Pennsylvania Bank
Shares Tax which totaled $333,000 in 2000, $303,000 in 1999 and
$274,000 in 1998 and represents .84%, .81% and .79% of average stockholders' equity, respectively.

     Professional fees increased to $417,000 compared to $203,000 in 1999 and $180,000 in 1998. The increase of $214,000 in 2000, can be attributed to increased legal and accounting costs related to the acquisition of the investment counseling firm totaling $67,000; the formation of the holding company, totaling $64,000 and combining Gee, Wilmerding's expenses into Peoples'. The level of expenditures in 1999 and 1998 were a result of business growth and the accompanying complexities, requiring additional outside expertise.

     Other operating expense increased to $1,912,000 in 2000, after increasing to $1,689,000 in 1999 from $1,284,000 in 1998.
The increase in 2000, was the result of various category increases and decreases, the largest of which were an $80,000 debit card expense, as usage continues to increase; and a $69,000 increase in computer and software costs as Peoples utilizes advances in new technology. In addition, increases were noted in marketing expense, and the added expenses of Gee, Wilmerding & Associates. These are all a result of expanding Peoples' marketing efforts, developing non-interest income and business growth. Likewise, the increase in 1999 was not represented by any single item, but was a net of various category increases and decreases, the largest of which were a $120,000 write-down on a parcel of land Peoples plans to sell; and a $103,000 increase in marketing expense, as Peoples placed more emphasis on promoting our services and targeting our customer base. In addition, increases were noted in computer and software costs, debit card expense, and other real estate expenses, which were all a result of business growth, keeping current in technological advances and ensuring Y2K compliance.

Income Taxes

     Income tax expense was $1,565,000 for 2000 compared to $1,704,000 for 1999 and $1,606,000 in 1998. Income tax expense as a percentage of income before income taxes was 27.8%, 29.0% and 29.8% for the years ended 2000, 1999 and 1998, respectively. The decrease in 2000 and 1999 in the Bank's effective tax rate away from the statutory rate of 34% is a result of tax credits on an investment in a low income housing partnership, which qualifies for federal tax credits; along with an additional percentage of income derived from tax-exempt investments and loans; and tax-exempt income on a life insurance investment. These were partially offset by certain acquisition-related expenses that are not deductible. Likewise, the higher percentage of income from tax-exempt investments and loans to total income attributed to the decline in income tax expense for 1999 compared to 1998.

     Refer to Note 8 to the financial statements for further analysis of income taxes.

Return on Average Equity and Average Assets

     Return on average equity (ROE) and return on average assets
(ROA) are commonly used measures of bank profitability. ROE is a measure of return on the capital invested by stockholders, while ROA measures the overall return that a bank achieves on its asset base.

     Return on average equity is calculated by dividing net income by average stockholders' equity. With net income decreasing by 2.52%, Peoples' ROE decreased to 10.19% for 2000, from 11.17% in 1999. Peoples' ROE for 1998 was 10.93%. Return on average assets is derived by dividing net income by average assets. Peoples' ROA for the years ended 2000, 1999 and 1998 was 1.30%, 1.50% and 1.56%, respectively

Financial Condition

Securities

     The securities portfolio is a component of interest-earning assets and is second in size only to Peoples loan portfolio. Investment securities not only provide interest income; they provide a source of liquidity, diversify the earning asset portfolio and provide collateral for public funds and securities sold under agreements to repurchase.

     Peoples' securities are classified as either held-to-maturity, available-for-sale or trading. Securities in the held-to-maturity category are accounted for at amortized cost. Available-for-sale securities are accounted for at fair value with unrealized gains and losses, net of taxes, reported as a separate component of comprehensive income. Peoples has no securities classified as trading securities. In addition, there have been no transfers of securities from available-for-sale to held-to-maturity, nor were there any securities sold.

     While Peoples generally intends to hold its investment portfolio until maturity, a significant portion of the investment portfolio is classified as available-for-sale, with new purchases generally categorized as available-for- sale. Due to changes in interest rates and the turnover in the portfolio, the fair value of these securities improved this year. This resulted in net unrealized gains at year-end of $184,000, an increase of $690,000 since year-end 1999, which is reflected as accumulated other comprehensive income of $122,000 in stockholders' equity, net of deferred income taxes. The accumulated other comprehensive loss at December 31, 1999 totaled $506,000 or $334,000, net of taxes.

     Peoples wrote-down the held-to-maturity securities by $326,000 due to financial problems of one issuer. Peoples is optimistic that the balance of the securities held will be received without additional losses and the write-down is sufficient to cover projected losses.

     The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the dates indicated.

                            Securities
                          (In Thousands)

                                                         December 31,
                                                    2000      1999      1998
Held-to-maturity securities at amortized cost
   State and political subdivisions               $ 2,929   $ 3,330   $ 3,370
   Corporate securities                                 -         -       420
      Total held-to-maturity                        2,929     3,330     3,790

Available-for-sale securities at fair value
   U.S. Treasury securities                        24,858    25,253    25,950
   U.S. Government agencies                        11,823     7,931     7,006
   State and political subdivisions                 6,805     7,327     8,761
   Corporate securities                             5,260     3,350     3,300
   Equity securities                                1,368     1,073       674
      Total available-for-sale                     50,114    44,934    45,691
Total Securities                                  $53,043   $48,264   $49,481
                                                  =======   =======   =======

                   Securities Maturity Schedule
                         December 31, 2000
                           (In Thousands)

                                                                                 Over 10 years
                                Less Than 1 Year     1-5 Years      5-10 Years   or no Maturity       Total
                                  Amount  Yield    Amount  Yield  Amount  Yield  Amount   Yield   Amount  Yield
U.S. Treasury securities         $10,716  5.82%   $13,888  6.02%  $  254  5.59%  $    -      -%  $24,858  5.93%
U.S. Government agencies           4,495  5.87%     5,505  6.86%   1,350  7.04%     473   6.25%   11,823  6.48%
State and political
    subdivisions                     285  6.57%     2,500  6.72%   3,517  6.54%   3,432   9.68%    9,734  7.69%
Corporate securities               1,549  6.70%     3,219  6.89%     492  6.67%       -      -%    5,260  6.81%
Equity securities                      -     -%         -     -%       -     -%   1,368   6.94%    1,368  6.94%
Total                            $17,045  5.93%   $25,112  6.39%  $5,613  6.63%  $5,273   8.66%  $53,043  6.49%
                                 =======  ====    =======  ====   ======  ====   ======   ====   =======  ====

     Held-to-maturity securities are accounted for at amortized cost and available-for-sale securities are accounted for at fair value.

     Weighted average yields are calculated on a fully tax equivalent basis assuming a tax rate of 34%.

     At year-end 2000, securities totaled $53,043,000, including $184,000 in net unrealized gains on available for sale securities. Comparatively, securities totaled $48,264,000 at year-end 1999, including $506,000 in net unrealized losses, and $49,481,000 including $678,000 in net unrealized gains at year-end 1998. At year-end 2000, the majority of the portfolio, 46.9%, is held in direct obligations of the U.S. Treasury, most of which have relatively short maturities of less than five years. Of the total investment portfolio, 79.5% matures in less than five years with 32.1% maturing in less than one year, and 47.4% maturing in the one to five year category. The portfolio is structured to provide a dependable flow of earnings, while providing a consistent source of liquidity and meeting strict risk standards. There is no issuer of securities in which the aggregate book or fair value of that issuer, other than the securities of the U.S. Treasury and Agencies, exceeds 10% of stockholders' equity.

Loans

     The loan portfolio comprises the major portion of Peoples' earning assets as of December 31, 2000. Loans net of unearned income at year-end 2000 were $225,784,000, an increase of $18,197,000 or 8.8% from year-end 1999. The increase in loans outstanding was primarily an increase of $13,403,000 or 8.4% in real estate mortgages, which includes residential, commercial and agricultural loans secured by real estate; and commercial, financial and agricultural loans increasing $5,392,000 or 20.1%. Loan growth was centered in commercial mortgages, while Peoples emphasis continued in developing new lending business and expanding the market. In addition, a home equity loan promotion contributed to some of the growth in the mortgage portfolio.

     The following tables set forth information on the composition of Peoples' total loans, and contractual maturities for commercial and construction loans as of the dates indicated.

                                                         Total Loans Outstanding
                                                              (In Thousands)
                                                               December 31,
                                           2000        1999        1998        1997        1996
Commercial, financial and agricultural   $ 32,239    $ 26,847    $ 24,545    $ 25,013    $ 25,449
Real estate - construction                 10,667      10,675       6,552       8,463       9,552
Real estate - mortgage                    173,124     159,721     134,950     109,278      94,780
Installment                                10,378      11,000       7,395       5,512       5,486
   Total                                  226,408     208,243     173,442     148,266     135,267
Less: unearned income                        (624)       (656)       (694)       (524)       (569)
Less: allowance for loan losses            (3,922)     (3,343)     (2,965)     (2,416)     (2,085)
Net loans                                $221,862    $204,244    $169,783    $145,326    $132,613
                                          =======    ========    ========    ========    ========

                         Loan Maturities
                Commercial and Construction Loans

                                                               December 31, 2000
                                                                 (In Thousands)
                                                     1 Year                Over
                                                    or Less   1-5 Years   5 Years    Total
Commercial, financial and agricultural              $14,947    $11,846     $5,425   $32,218
Real estate - construction                            3,454      4,980      2,233    10,667
     Total                                          $18,401    $16,826     $7,658   $42,885
                                                    =======    =======     ======   =======
Loans with a fixed interest rate                               $11,969     $4,973
Loans with variable interest rate                                4,857      2,685
     Total                                                     $16,826     $7,658
                                                               =======     ======

     Scheduled repayments for the maturity category in which the payment is due are not reflected because such information is not readily available.

Loan maturities do not include $21,000 in nonaccrual loans.

     The composition of the loan portfolio, at year end 2000, was approximately 14.2% commercial, financial, agricultural and industrial loans, 4.7% real estate construction loans, 76.5% real estate mortgages, which include commercial as well as residential loans secured by real estate and 4.6% installment loans.

     Peoples has a significant concentration of residential and commercial mortgage loans collateralized by properties located in southern Chester County. Approximately $37,796,000 in loans was outstanding to real estate investors; included in this category is a diverse group of properties and borrowers:
$17,955,000 is collateralized by mortgages on commercial properties (stores, offices and convenience centers, etc.), about $10,359,000 are mortgage loans on 1-4 family rental properties, $3,736,000 are mortgages on mobile home parks, $2,234,000 are secured by multifamily rental properties and approximately $3,512,000 is outstanding on land development projects. These figures do not include mortgages on one to four family owner-occupied properties.

     Peoples also has a significant portion of loans outstanding to the agricultural sector totaling $43,676,000. Approximately $23,564,000 of these loans are outstanding to the mushroom industry, which represents 10.4% of total loans, and about $20,112,000 is outstanding to other segments of the farm community.

Non-Performing Assets

     Non-Performing Assets include loans on a non-accrual basis, loans past due more than ninety days and still accruing, troubled debt restructurings and Other Real Estate Owned (OREO). These groups of assets represent the asset categories posing the greatest risk of loss to Peoples. Non-accruing loans are loans no longer accruing interest due to apparent financial difficulties of the borrower. Peoples normally places loans which are contractually past due 90 days or more on nonaccrual status, unless the loan is considered by Management to be both well secured and in the process of collection or secured by a one to four family residential property. Troubled debt restructurings result when an economic concession has been made to a borrower taking the form of a reduction or deferral of interest and/or principal. Peoples has no troubled debt restructurings. OREO includes real estate obtained in foreclosure or in lieu of foreclosure and is recorded at the lower of the outstanding balance at the time of foreclosure or fair value minus estimated costs to sell. Gains and losses on the sale of other real estate owned and write-downs resulting from periodic re-evaluations of the property are charged to other operating expenses.

     The following table sets forth Peoples non-performing assets as of the dates indicated.

                                                    Non-Performing Assets
                                                        (In Thousands)
                                                         December 31,
                                         2000     1999      1998      1997      1996
Non-accrual loans                       $ 453    $1,047    $1,700    $1,789    $  802
Accruing loans 90 days past due           187       497       991       228       107
   Total non-performing loans             640     1,544     2,691     2,017       909
OREO                                        -       296       345       345       620
   Total non-performing assets          $ 640    $1,840    $3,036    $2,362    $1,529
                                        =====    ======    ======    ======    ======
Ratios:
Non-performing loans to total loans      0.28%     0.74%     1.56%     1.37%     0.67%
Non-performing assets to
   total loans and OREO                  0.28%     0.89%     1.75%     1.60%     1.13%
Allowance for loan losses to
   non-performing loans                612.81%   216.52%   110.18%   119.78%   229.37%
Non-accrual Loans:
Interest income that would have been
   recorded under original terms         $ 52    $  134    $  211    $  235    $   86
Interest income recorded during
   the year                              $ 25    $   13    $   39    $  120    $   13

     There were no troubled debt restructurings for any of the periods presented above. Nor are there any potential problem loans not already included in the above balances.

     Total non-performing loans to total loans at year-ends 2000, 1999 and 1998 were .28%, .74% and 1.56%, respectively.
This decrease was primarily concentrated in one relationship, which was paid during 2000, resulting in the reduced level of non-accrual loans.

     Total non-performing assets at year-end 2000 were $640,000, a decrease of $1,200,000 or 65.2% since the beginning of the year. Comparatively, non-performing assets decreased $1,196,000 or 39.4% from year-end 1998 to 1999. Collection of several problem loans, during the course of the year, and the sale of OREO properties led to the decrease in the percentage.

     Total non-accrual loans at year end 2000 were $453,000, a decrease of $594,000 since the beginning of the year.
Comparatively, non-accruing loans decreased $653,000 from year-end 1998 to 1999.

     Total loans past due ninety days or more at year end 2000 were $187,000, a decrease of $310,000 since the beginning of the year. Comparatively, accruing loans 90 days past due decreased
$494,000 from year-end 1998 to 1999.

     Peoples held no other real estate owned (OREO) at year-end 2000. Other real estate owned (OREO) at year-end 1999 totaled $296,000 and consisted of three residential properties, which were sold in 2000. Two of these properties Peoples was able to recover the principal along with some of the expenses incurred; the third property was sold with a relatively small loss. The OREO at year-end 1998 totaled $345,000, and was comprised of two commercial properties. One of these properties was written-down by $41,000 in 1999, per current appraised value, and transferred to Peoples fixed assets to use as storage space. The other property was subsequently sold during 1999, with a small gain.

Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. Although Peoples maintains sound credit practices, some loans deteriorate and must be charged off as losses. Management has established a loan loss reserve that it believes is adequate for estimated losses on its loan portfolio. In analyzing the adequacy of the allowance, management makes regular assessments of the loan portfolio, taking into consideration changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory recommendations, repayment patterns on loans, borrowers' financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. In addition, various regulatory agencies, as part of their examination, review the adequacy of the allowance and from time to time Peoples may employ a third party to review the adequacy of the reserve. Such agencies may recommend that Peoples change the level of the reserve based on their judgments of information available to them at the time of examination.

     The following tables set forth information on the analysis for loan losses and the allocation of the allowance for loan losses as of the dates indicated.

              Analysis of Allowance for Loan Losses

(In Thousands)
                                                                   Year Ended
                                                                  December 31,
                                                2000      1999        1998       1997       1996
Beginning balance                              $3,343     $2,965     $2,085     $2,085     $1,695
Provision for loan losses                         465        451        685        787        504
Loans charged-off
   Commercial, financial
      agricultural                                 (7)       (17)      (294)      (392)      (118)
   Real estate - construction                       -          -          -          -          -
   Real estate - mortgage                         (35)       (35)       (38)        (2)         -
   Installment                                    (21)       (83)       (34)       (71)       (40)
      Total charged-off                           (63)      (135)      (366)      (465)      (158)
Recoveries
   Commercial, financial and agricultural           -         48        170          3         38
   Real estate - construction                       -          -          -          -          -
   Real estate - mortgage                         169          -          -          -          -
   Installment                                      8         14         60          6          6
      Total recoveries                            177         62        230          9         44
Net charge-offs                                   114        (73)      (136)      (456)      (114)
Ending balance                                 $3,922     $3,343     $2,965     $2,416     $2,085
                                                =====      =====      =====      =====      =====
Ratios:
Net charge-offs (recoveries) to average loans   (0.05)%     0.04%      0.08%      0.32%      0.09%
Net charge-offs (recoveries) to
   the provision for loan losses               (24.52)%    16.19%     19.85%     57.94%     22.62%
Allowance for loan losses to total loans         1.74 %     1.61%      1.72%      1.64%      1.55%

           Allocation of the Allowance for Loan Losses
(In Thousands)


                                                                December 31
                                  2000             1999             1998             1997             1996

                                    Percent          Percent          Percent          Percent          Percent
                                    of Loan          of Loan          of Loan          of Loan          of Loan
                                    Type to          Type to          Type to          Type to          Type to
                                     Total            Total            Total            Total            Total
                            Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
Commercial, financial
  and agricultural          $  807   14.24%  $  695   12.89%  $1,005   14.15%  $  604   16.87%  $  465   18.81%
Real estate
   construction                 55    4.71%     198    5.13%     111    3.78%      86    5.71%      97    7.06%
Real estate
   mortgage                  1,893   76.47%   1,378   76.70%   1,023   77.81%   1,055   73.70%     797   70.07%
Installment                    352    4.58%     304    5.28%     236    4.26%     284    3.72%     264    4.06%
Unallocated                    815     N/A      768     N/A      590     N/A      387     N/A      462     N/A
    Total                   $3,922  100.00%  $3,343  100.00%  $2,965  100.00%  $2,416  100.00%  $1,695  100.00%
                            ======  ======   ======  ======   ======  ======   =====   ======   ======  ======

     At December 31, 2000, the allowance for loan losses to total loans was 1.74% and was 1.61% and 1.72% at year-ends 1999 and 1998, respectively. See the "Provision for Loan Losses" for information on the additions to the allowance. The percent of net recoveries to average loans was .05% in 2000, compared to net charge-offs of .04% and .08% in 1999 and 1998, respectively. Management believes the allowance is adequate to cover the inherent risks associated with Peoples' loan portfolio.

     While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Deposits

     Management believes that the development and retention of deposits is the basis of sound growth and profitability. These deposits provide the primary source of funding for loans and investments. Peoples continued expansion within its market area, and the enhancement of some deposit products, fueled the growth in deposits. As of December 31, 2000, deposits totaled $267,088,000, up $35,859,000 or 15.5% from year-end 1999.
Comparatively, total deposits grew $17,531,000 or 8.2% between year-end 1999 and 1998.

     The enhancement of the Super NOW accounts, an expanded marketing program, increased public funds money and continued business development contributed to the growth in the Bank's NOW and Super NOW deposits by $24,654,000 or 88.6%, along with growth of $6,210,000 in demand deposits and $5,873,000 in time deposits. In comparison, last year savings deposits grew by $5,894,000 or 15.7%, along with growth of $5,790,000 in time deposits, $2,655,000 in demand deposits, $2,007,000 in money market accounts and $1,185,000 in NOW and Super NOW deposits.

     The following tables set forth information on the composition of Peoples' deposits and time deposits of $100,000 or more as of the dates indicated.

            Average Deposits by Major Classification

                                                           (In Thousands)
                                                       Year Ended December 31,
                                             2000               1999               1998
                                        Average            Average            Average
                                        Balance    Rate    Balance    Rate    Balance    Rate
Non-interest-bearing demand deposits   $ 55,408    N/A    $ 52,595    N/A    $ 42,660    N/A

Interest-bearing deposits:
    NOW and Super NOW                    38,881   3.16%     27,157   1.81%     20,973   1.83%
    Money market                         22,171   4.34%     22,022   3.58%     21,261   3.92%
    Savings                              43,567   2.53%     40,729   2.15%     36,655   2.31%
    Time                                 84,688   5.62%     78,566   4.95%     75,753   5.45%
Total                                  $244,715           $221,069           $197,302
                                       ========           ========           ========

                Time Deposits of $100,000 or More
                        Maturity Schedule


                                                          (In Thousands)
                                        December 31, 2000                 December 31, 1999
                                     Time        Other                 Time       Other
                                 Certificates     Time    Total    Certificates    Time    Total
Three months or less                $ 3,643     $    -   $ 3,643      $ 7,056      $405   $ 7,461
Over three through six months         5,961          -     5,961        5,509         -     5,509
Over six through twelve months        6,554          -     6,554        4,875       192     5,067
Over twelve months                    2,993      1,255     4,248        2,894       254     3,148
Total                               $19,151     $1,255   $20,406      $20,334      $851   $21,185
                                    =======     ======   =======      =======      ====   =======

     Large dollar certificates of $100,000 or more, are generally considered more volatile than other deposits.
Peoples' large dollar certificates and individual retirement accounts (IRAs) totaled $20,406,000 at year-end 2000, reflecting a decrease of $779,000, after increasing $2,981,000 in 1999 to $21,185,000 from $18,204,000 at year end 1998. Added pressure on rates, contributed to some of the decrease this year. Public funds deposits from collected tax revenues were placed in other interest-bearing accounts this year, instead of time deposits.

Borrowings

     In 1998, for the first time, Peoples borrowed long-term money from the Federal Home Loan Bank. During 1999, Peoples borrowed an additional $6,500,000; and in 2000, borrowed an additional $8,000,000 to bring the total to $19,756,000 after payments at year end 2000. The initial increase in 1998 resulted from favorable long-term rates and an in-house program that matched the long-term debt to similar maturity mortgages to be held in Peoples' loan portfolio. During 1999 and the beginning of 2000, the borrowings helped provide a funding source when deposit growth was not keeping pace with loan demand. Peoples will continue to target deposits as its primary funding source, since deposits are generally less costly and provide an opportunity to expand our customer relationships.

Interest Rate Sensitivity

     The operations of Peoples do not subject it to foreign currency risk or commodity price risk. Peoples does not utilize interest rate swaps, caps or hedging transactions. In addition, Peoples has no market risk sensitive instruments entered into for trading purposes. However, Peoples is subject to interest rate risk and employs several different methods to manage and monitor the risk.

     Rate sensitive assets and rate sensitive liabilities are those whose rates or yields are subject to change within a defined time period, due to maturity or a floating market rate. The risk to Peoples results from interest rate fluctuations to the extent that there is a difference between the amount of Peoples' rate sensitive assets and the amount of interest sensitive liabilities within specified periods. Peoples monitors its rate sensitivity in order to reduce its vulnerability to interest rate fluctuations while maintaining adequate capital and acceptable levels of liquidity. Peoples' asset and liability policy, along with monthly financial reports and quarterly financial simulations, supplies management with guidelines to evaluate and manage Peoples' rate sensitivity.

     Gap analysis is one method used to monitor the imbalance between repricing or maturing assets and liabilities within a defined time frame in relation to total assets. When the gap is positive, with interest rate sensitive assets repricing faster than rate sensitive liabilities, net interest income usually improves if interest rates increase. The opposite occurs in the case of a negative gap. Intentional mismatching can improve the net interest margin if interest rates move as predicted. However, the net interest margin may suffer, if rates move contrary to predictions.

     The following table sets forth Peoples' interest sensitivity analysis as of the date indicated.

                  Interest Sensitivity Analysis

                                                            December 31, 2000
                                                             (In Thousands)
                                           Under    3 Months    6 Months     1 Year
                                             3       through     through     through     Over
                                          Months    6 Months     1 Year      5 Years    5 Years
ASSETS:
Loans receivable                         $ 46,460   $  7,948    $ 18,342    $108,036   $ 41,076
Securities                                  3,027      4,946      10,603      25,112      9,355
Federal funds sold                         17,979          -           -           -          -
Interest-earning deposits with banks       13,997          -           -           -          -
Total interest-earning assets            $ 81,463   $ 12,894    $ 28,945    $133,148   $ 50,431
                                         ========   ========    ========    ========   ========

LIABILITIES:
NOW and Super NOW                        $ 18,363   $      -    $      -    $      -   $ 34,104
Money market                               18,550          -           -           -      2,061
Savings                                    17,598          -           -           -     26,398
Time deposits                              20,670     21,177      28,238      18,974          -
Securities sold under
   agreement to repurchase                  6,715           -           -           -          -
Long-term debt                              4,093          93         190       8,864      6,517
Total interest-bearing liabilities       $ 85,989    $ 21,270    $ 28,428    $ 27,838   $ 69,080
                                         ========    ========    ========    ========   ========
Interest sensitivity gap                 $ (4,526)   $ (8,376)   $    517    $105,310   $(18,649)
                                         ========    ========    ========    ========   ========
Cumulative sensitivity gap               $ (4,526)   $(12,902)   $(12,385)   $ 92,925   $ 74,276
                                         ========    ========    ========    ========   ========

As of December 31,1999:
Interest sensitivity gap                 $(26,000)   $ (7,337)   $  2,393    $104,298   $ 12,634
                                         ========    ========    ========    ========   ========
Cumulative sensitivity gap               $(26,000)   $(33,343)   $(30,950)   $ 73,348   $ 60,714
                                         ========    ========    ========    ========   ========

     As indicated in the Interest Sensitivity Analysis for December 31, 2000, Peoples' cumulative one year gap was a negative $12,385,000, which means liabilities will reprice faster than assets. This negative position implies for the one-year period, that the net interest margin should improve providing a positive impact in a falling interest rate environment or a negative effect on the net interest margin if rates rise. The decrease in liability sensitivity is due to increased rate sensitive loans and increased federal funds position and interest-earning deposits with banks.

     The Interest Sensitivity Analysis includes certain assumptions on the repricing of NOW and savings accounts. These accounts are less sensitive to interest rate changes and are part of Peoples' core deposits. As a result Management has estimated that 90% of money market accounts, 35% of NOW accounts and 40% of savings accounts are interest rate sensitive, thereby placing them in the "Under 3 Month" category and placing the remainder in the "Over 5 Years" category.

     Financial simulation is another tool to monitor interest rate risk. Simulation presents a picture of the effect interest rate changes have on net interest income. Assumptions and estimates are used in the preparation of the simulation and actual values may differ from those presented. In addition, these simulations do not portray actions management might take to changes in market rates. The following is an analysis of possible changes in Peoples' net interest income, for a +/- 200 basis point rate shock over a one year period compared to a flat or unchanged rate scenario.

                                         Twelve-Month Projection
                           January 1-December 31, 2001   January 1-December 31, 2000
                            Net Interest     Percent      Net Interest     Percent
Change in interest rates       Income         Change         Income         Change
+200 basis points              $13,468        -2.9%          $12,766       -0.7%
Flat rate                      $13,876         0.0%          $12,854        0.0%
-200 basis points              $14,018         1.0%          $12,864        0.1%

     The percent change is expressed as the change in net interest income as a percent of the base year's income. An increase of 200 basis points would result in a 2.9% decrease in net interest income, whereas a 200 basis point decrease would result in a 1.0% increase in net interest income, for the projected period using December 31, 2000. The change in risk from last year is a result of increased interest-bearing non-maturity deposits and the impact their related interest sensitivity has on interest expense. The net interest income risk position of Peoples is within the guidelines set by the asset/liability policy.

     The equity value at risk is the change in the net present value of the portfolio, shocked +/-200 basis points. This portrays the percentage of the value of equity lost from a sudden change in interest rates, as compared to a flat or unchanged environment. The following is an analysis of possible changes in Peoples' economic value of equity for December 31, 2000 and 1999.

                           December 31, 2000   December 31, 1999
                           Present   Percent   Present   Percent
Change in interest rates    Value     Change    Value     Change

+200 basis points          $56,553    -2.9%    $47,309    -10.8%
Flat rate                  $58,211     0.0%    $53,015      0.0%
-200 basis points          $54,447    -6.5%    $54,851      2.5%

     The economic value of equity, using the projection for December 31, 2000, would decrease with both increasing and decreasing market rates with a higher risk in a 200 basis point decrease. The change in the economic value of equity from last year is primarily a result of increased interest-bearing non-maturity deposits being matched with assets utilizing a somewhat different interest sensitivity structure. The risk position of Peoples is within the guidelines established by the asset/liability policy.

Liquidity and Capital Resources

     Liquidity represents Peoples ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth.

     The primary source of liquidity is Peoples' growing core deposit base. A loyal customer base and a strong capital position provide a stable foundation from which to work. The stability of the core deposits are reflected in a comparison of year end balances to yearly averages. Core deposits at year-end 2000 totaled $246,682,000 and averaged $225,776,000 for the year, this is consistent with the increase in deposits for the year. Likewise, year end 1999 core deposits totaled $210,044,000 and averaged $202,684,000 for the year.

     Other sources of liquidity are available from investments in federal funds sold and interest bearing balances from the Federal Home Loan Bank, which combined totaled $32,011,000 at year end 2000 and securities maturing in one year or less, which totaled $17,045,000 at year end 2000. These sources provide Peoples with adequate resources to meet its short-term liquidity requirements. Longer-term liquidity needs might be met by selling securities available-for-sale, which would include 91.9% of the portfolio, excluding equity holdings, selling loans or raising additional capital. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh which is a reliable source for short and long-term funds.

     Peoples' loan to deposit ratio, for 2000, was maintained at an average of 89.2% and ended the year at 84.5% compared to an average of 84.4% in 1999, ending the year at 89.8%. The average loan to deposit ratio was 81.6% in 1998.

     Peoples' financial statements do not reflect various commitments which are made in the normal course of business and which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2000 totaled $40,171,000. This consisted of $12,531,000 in commercial real estate, construction, and land development loans, $3,925,000 in home equity lines of credit, $5,870,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Peoples. Any amounts actually drawn upon, management believes can be funded in the normal course of operations.

     Peoples is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in the liquidity increasing or decreasing in a material way.

     The greater the capital resources, the more likely Peoples will be able to meet its cash obligations and unforeseen expenses. Peoples' strong capital position has resulted from the sale of stock and retained earnings. The dividend payout ratio was 34.39% in 2000, compared to 30.20% and 29.51% in years 1999 and 1998, respectively. Stockholders' equity at the end of 2000 totaled $41,204,000, an increase of $3,025,000 or 7.9% over year end 1999. The increase was a result of net income supplemented with a $456,000 unrealized gain on securities available-for- sale, net of taxes, and reduced by the dividend payout of $1,397,000 and $228,000 in treasury stock purchases. Likewise, stockholders' equity at the end of 1999 totaled $38,179,000, an increase of $2,127,000 or 5.9% over year-end
1998. The increase was a result of increased earnings partially offset with a $782,000 unrealized loss on securities available-for-sale, net of taxes, reduced by the dividend payout of $1,258,000.

     On April 10, 2000, The Peoples Bank of Oxford issued 56,918 shares of common stock, with a fair value of $1.4 million, to acquire all of the outstanding common stock of Gee, Wilmerding & Associates, Inc., an investment firm. The company is a wholly owned subsidiary of The Peoples Bank of Oxford and the transaction has been accounted for as a pooling of interests. Revenues for this subsidiary for the year ended December 31, 2000, totaled $808,000.

      A stock repurchase plan was approved by the Board of Directors on October 13, 2000. This plan expires in April 2001 and allows a repurchase of up to $1,000,000 in Peoples stock.
As of December 31, 2000, 13,161 shares had been repurchased at a cost of $228,000.

     The following table sets forth Peoples capital ratios as of the dates indicated.

                         Capital Ratios

                                                     (In Thousands)
                                                      December 31,
                                              2000        1999        1998
Tier I capital
   Total stockholders' equity               $ 41,082    $ 38,513    $ 35,604
Tier II capital
   Allowance for loan losses (1)               2,919       2,617       2,199
Total risk-based capital                    $ 44,001    $ 41,130    $ 37,803
                                            ========    ========    ========
Risk adjusted assets (including
   off-balance sheet exposure)              $232,553    $208,649    $175,138
                                            ========    ========    ========

Capital ratios:
Leverage                                       17.67%      13.26%      13.93%
Tier I risk-based capital                      18.92%      18.46%      20.33%
Total risk-based capital                       12.59%      19.71%      21.58%

(1) Allowance for loan losses is limited to the lesser of the balance of the allowance for loan losses or 1.25% of risk-adjusted assets for Tier II Capital calculations.

     Peoples had a leverage ratio of 12.59%, a Tier I capital to risk-based assets of 17.67%, and a Total capital to risk-based assets of 18.92% at year-end 2000. These ratios clearly show that Peoples exceeds the federal regulatory minimum requirements for a "well capitalized bank". The minimum regulatory requirements of a "well capitalized bank" for the leverage ratio, Tier I and Total risk-based capital ratios are 5.00%, 6.00% and 10.00%, respectively.

     Peoples is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities, that if implemented would have a material effect on Peoples capital, liquidity or its operations.

     Construction is underway on the West Kennett Branch and the expansion of the Oxford South Office, which are anticipated to open the first quarter of 2001. In addition Peoples has plans to construct a new branch in Rising Sun, Maryland. This office is anticipated to open the fourth quarter of 2001. These projects will be funded through Peoples' available capital. Initially the added expense of these facilities may lower net income, but it is anticipated that over time the costs will be offset by increased revenues from new business.

Inflation

     The impact of inflation upon banks differs from the impact upon non-financial institutions. The majority of assets and liabilities of a bank are monetary in nature and therefore change with movements in interest rates. The exact impact of inflation on Peoples is difficult to measure. Inflation may cause operating expenses to increase at a rate not matched by increased earnings. Inflation may also affect the borrowing needs of consumers, thereby affecting growth of Peoples' assets. Inflation may also affect the general level of interest rates, which could have an effect on Peoples' profitability. However, as discussed previously, Peoples strives to manage its interest sensitive assets and liabilities offsetting the effects of inflation.

Item 7A - Quantitative and Qualitative Disclosures About Market
Risk

     Incorporated by reference from Part II, Item 7
"Management's Discussion and Analysis of Financial Conditions and Results of Operations-Interest Rate Sensitivity" of this Form 10-K.

Item 8 - Financial Statements and Supplementary Data



INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Peoples First, Inc.
Oxford, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Peoples First, Inc. and its subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First, Inc. and its subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

                              Beard Miller Company LLP


Reading, Pennsylvania
January 12, 2001



                       PEOPLES FIRST, INC.
                   CONSOLIDATED BALANCE SHEETS

December 31,                                                                 2000       1999
                                                                              (In Thousands)

          ASSETS
Cash and due from banks                                                    $ 12,773   $ 21,517
Interest-bearing deposits with banks                                         13,996      4,216
Federal funds sold                                                           18,015      1,095
Securities available for sale                                                50,114     44,934
Securities held to maturity, fair value 2000 $ 2,929; 1999 $ 3,330            2,929      3,330
Loans, net of allowance for loan losses 2000 $ 3,922; 1999 $ 3,343          221,862    204,244
Bank premises and equipment, net                                              9,557      5,935
Accrued interest receivable and other assets                                  8,397      7,237

          Total assets                                                     $337,643   $292,508
                                                                           ========   ========

     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Deposits:
          Demand, non-interest bearing                                     $ 61,194   $ 54,984
          NOW and Super NOW                                                  52,467     27,813
          Money market funds                                                 20,371     21,907
          Savings                                                            43,997     43,339
          Time                                                               89,059     83,186

         Total deposits                                                     267,088    231,229

     Securities sold under agreements to repurchase                           6,700      4,750
     Long-term debt                                                          19,756     16,110
     Accrued interest payable and other liabilities                           2,895      2,240

         Total liabilities                                                  296,439    254,329

STOCKHOLDERS' EQUITY
     Common stock, par value $ 1.00 per share; authorized 10,000,000 shares; issued 3,053,208 shares and 2,996,290 shares at
        December 31, 2000 and 1999, respectively                              3,053      2,996
     Surplus                                                                 16,172     16,197
     Retained earnings                                                       22,085      9,320
     Accumulated other comprehensive income (loss)                              122       (334)
     Treasury stock, at cost 13,161 shares                                     (228)         -

          Total stockholders' equity                                         41,204     38,179

          Total liabilities and stockholders' equity                       $337,643   $292,508
                                                                           ========   ========

See Notes to Consolidated Financial Statements.


                       PEOPLES FIRST, INC.
                CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31,                                 2000             1999           1998
                                                        (In Thousands, Except Per Share Data)
Interest income:
     Loans receivable, including fees                $   19,045       $   15,965      $   14,667
     Securities:
          Taxable                                         2,490            2,151           2,088
          Tax-exempt                                        547              582             520
     Other                                                1,387            1,118           1,250

               Total interest income                     23,469           19,816          18,525

Interest expense:
     Deposits                                             8,053            6,045           6,195
     Short-term borrowings                                  267              159             109
     Long-term debt                                       1,198              793             352

               Total interest expense                     9,518            6,997           6,656

               Net interest income                       13,951           12,819          11,869

Provision for loan losses                                   465              451             685

               Net interest income after
                   provision for loan losses             13,486           12,368          11,184

Other income:
     Service charges on deposit accounts                  1,175            1,077             787
     Income from fiduciary activities                       474              414             357
     Mortgage banking activities                            186              135             189
     Other income                                           925              623             387
     Impairment of securities                              (326)               -               -
     Investment management fees                             808                -               -

               Total other income                         3,242           2,249            1,720

Other expenses:
     Salaries and employee benefits                       6,536           5,054            4,483
     Occupancy                                              683             536              472
     Furniture and equipment                                574             438              342
     Communications and supplies                            646             523              476
     Taxes, other than income                               333             303              274
     Professional fees                                      417             203              180
     Other                                                1,912           1,689            1,284

               Total other expenses                      11,101           8,746            7,511

               Income before income taxes                 5,627           5,871            5,393

Income tax expense                                        1,565           1,704            1,606

               Net income                            $    4,062       $   4,167      $     3,787
                                                     ==========       =========      ===========

Basic earnings per share                             $     1.33       $    1.39      $      1.26
                                                     ==========       =========      ===========

Weighted average number of shares outstanding             3,052           2,996            2,996
                                                     ==========       =========      ===========

See Notes to Consolidated Financial Statements.



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

           Years Ended December 31, 2000, 1999 and 1998

                                                                             Accumulated
                                                                                Other
                                              Common             Retained   Comprehensive  Treasury
                                               Stock   Surplus   Earnings    Gain (Loss)     Stock      Total
                                                                        (In Thousands)
Balance, December 31, 1997                    $2,996   $16,200    $13,742       $ 151       $   -      $33,089
   Comprehensive income:
     Net income                                    -         -      3,787           -           -        3,787
     Net change in unrealized gains
       (losses) on securities available
      for sale, net of taxes                       -         -          -         297           -          297

      Total comprehensive income                                                                         4,084

   Cash dividends declared, $.373
      per share                                    -         -     (1,118)          -           -       (1,118)
   Cash paid in lieu of fractional
      shares                                       -        (3)         -           -           -           (3)

Balance, December 31, 1998                     2,996    16,197     16,411         448           -       36,052
   Comprehensive income:
      Net income                                   -         -      4,167           -           -        4,167
      Net change in unrealized gains
         (losses) on securities
         available for sale, net
         of taxes                                  -         -          -        (782)          -         (782)

         Total comprehensive income                                                                      3,385

      Cash dividends declared, $ .42
        per share                                  -         -     (1,258)          -           -       (1,258)

Balance, December 31, 1999                     2,996    16,197     19,320        (334)          -       38,179
   Comprehensive income:
      Net income                                   -         -      4,062           -           -        4,062
      Net change in unrealized gains
         (losses) on securities
         available for sale, net
         of taxes                                  -         -          -         456           -          456

         Total comprehensive income                                                                      4,518

   Cash dividends declared, $ .46
     per share                                     -         -     (1,397)          -           -       (1,397)
   Common stock issued in acquisition             57       (25)       100           -           -          132
   Purchase of treasury stock                      -         -          -           -        (228)        (228)

Balance, December 31, 2000                    $3,053   $16,172    $22,085       $ 122       $(228)     $41,204
                                              ======   =======    =======       =====       =====      =======

See Notes to Consolidated Financial Statements.



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31,                                           2000             1999             1998
                                                                                (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                 $     4,062     $     4,167     $     3,787
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                   639             506             342
       Amortization of securities premium (discount), net              (13)             (5)             (2)
       Impairment of securities                                        326               -               -
       Provision for loan losses                                       465             451             685
       Earnings on life insurance                                     (205)            (66)              -
       Deferred income taxes                                          (325)           (145)           (176)
       (Increase) decrease in other assets                            (894)           (276)            480
       Increase (decrease) in other liabilities                        620             (33)            501

           Net cash provided by operating activities                 4,675           4,599           5,617

CASH FLOWS FROM INVESTING ACTIVITIES
     Net (increase) decrease in interest bearing
        deposits with banks                                         (9,780)          8,349          (8,262)
     Net (increase) decrease in federal funds sold                 (16,920)         12,814          (1,009)
     Securities available for sale:
         Proceeds from maturities                                   14,117          12,605          22,441
         Purchases                                                 (18,593)        (13,028)        (31,924)
     Securities held to maturity, proceeds from maturities              75             460           1,750
     Net increase in loans receivable                              (18,083)        (34,912)        (25,142)
     Purchase of premises and equipment                             (4,101)           (951)         (1,581)
     Purchase of life insurance                                          -          (3,500)              -

           Net cash used in investing activities                   (53,285)        (18,163)        (43,727)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in non-interest bearing demand, NOW,
      Super NOW, money market funds and savings deposits            29,986          11,741          27,703
    Net increase in time deposits                                    5,873           5,790           3,049
    Proceeds from long-term debt                                     8,000           6,500          10,000
    Repayments of long-term debt                                    (4,354)           (309)            (81)
    Net increase in securities sold under agreements
      to repurchase                                                  1,950           1,190           1,525
    Dividends paid and cash in lieu of fractional shares            (1,361)         (1,228)         (1,093)
    Purchase of treasury stock                                        (228)              -               -

            Net cash provided by financing activities               39,866          23,684          41,103

            Increase (decrease) in cash and due from banks          (8,744)         10,120           2,993

Cash and due from banks:
    Beginning of year                                               21,517          11,397           8,404

    End of year                                               $     12,773     $    21,517     $    11,397
                                                              ============     ===========     ===========

Interest paid                                                 $      9,224     $     6,987     $     6,760
                                                              ============     ===========     ===========

Income taxes paid                                             $      2,148     $     1,888     $     1,562
                                                              ============     ===========     ===========

See Notes to Consolidated Financial Statements.



1  SUMMARY OF ACCOUNTING POLICIES

Nature of operations and basis of presentation:

     The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly owned subsidiary, The Peoples Bank of Oxford (Bank) and its subsidiary (collectively "Peoples"). All material intercompany transactions have been eliminated. Peoples First, Inc. was formed July 27, 2000 and is subject to regulation of the Federal Reserve Bank.

     Peoples First, Inc. is a one-bank holding company headquartered in Oxford, Pennsylvania and provides full banking services, including trust services through its subsidiary, The Peoples Bank of Oxford. The Bank operates under a state bank charter and is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The areas served by the Bank are principally Chester County and southern Lancaster County, Pennsylvania.

     On April 10, 2000, Peoples issued 56,918 shares of common stock, with a fair value of $ 1.4 million, to acquire all of the outstanding common stock of Gee, Wilmerding & Associates, Inc. ("GWA"), an investment firm. GWA is a wholly owned subsidiary of the Bank and the transaction has been accounted for as a pooling of interests. Periods prior to January 1, 2000 have not been restated due to immateriality.

Estimates:

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of cash flows:

     For purposes of reporting cash flows, cash and cash equivalents are defined as those accounts included in the balance sheet caption "Cash and due from banks."

Securities:

     Securities classified as available for sale are those securities that Peoples intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of Peoples' assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method that approximates the interest method over the period to maturity. Equity securities are comprised of stock in the Federal Home Loan Bank, Federal Reserve Bank and Atlantic Central Banker's Bank and are carried at cost.

     Bonds, notes and debentures for which Peoples has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.

     Management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Loans receivable:

     Loans generally are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. The Bank is generally amortizing those amounts over the contractual life of the loan.

     The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectability of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectability of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectability of the total contractual principal and interest is no longer in doubt.

Allowance for loan losses:

     The allowance for loan losses is established through provisions for loan losses charged against income. Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

     The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated. Management's periodic evaluation of the adequacy of the allowance is based on Peoples' past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

     A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Peoples does not separately identify individual consumer and residential loans for impairment disclosures.

Premises and equipment:

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives.

     Peoples follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $ 286,000, $ 250,000 and $ 147,000 in 2000, 1999 and 1998,
respectively.

Income taxes:

     Deferred income tax assets and liabilities are determined based on the differences between financial statement carrying amounts and the tax basis of existing assets and liabilities. These differences are measured at the enacted tax rates that will be in effect when these differences reverse. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Earnings per common share:

     Peoples has a simple capital structure. Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.

Off-balance sheet financial instruments:

     In the ordinary course of business, Peoples has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the balance sheets when they become receivable or payable.

Trust assets:

     Assets held by Peoples in a fiduciary capacity for customers are not included in the financial statements since such items are not assets of Peoples. Trust income is reported on the accrual method.

Comprehensive income:

     Accounting principles generally require that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available for sale securities, are reported as a separate component of the equity section of the balance sheet, such items, along with net income, are components of comprehensive income.

     The components of other comprehensive income (loss) and related tax effects are as follows:

                                                            Years Ended December 31,
                                                           2000         1999          1998
                                                                (In Thousands)
Unrealized holding gains (losses) on available
    for sale securities                                  $   690     $   (1,184)     $   450
Less reclassification adjustment for
    gains realized in income                                   -              -            -

          Net unrealized gains (losses)                      690         (1,184)         450

Income tax effect                                           (234)          (402)         153

          Net of tax amount                             $    456     $     (782)     $   297
                                                        ========     ===========     =======

Segment reporting:

     Peoples acts as an independent community financial service provider and offers traditional banking and related financial services to individual, business and government customers. Through its branch and automated teller machine network, the Bank offers a full array of commercial and retail financial services, including the taking of time, savings and demand deposits; the making of commercial, consumer and mortgage loans; and the providing of safe deposit services. Peoples also performs personal, corporate, pension and fiduciary services through its Trust Department.

     Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations of Peoples. As such, discrete information is not available and segment reporting would not be meaningful. The operations of Gee, Wilmerding & Associates are not material to the consolidated financial statements.

Recently issued accounting standards:

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (as amended by Statement Nos. 137 and
138), "Accounting for Derivative Instruments and Hedging Activities". This Statement and its amendments establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Peoples adopted the Statement on January 1, 2001. The adoption of the Statement did not have a significant impact on the financial condition or results of operations of Peoples.

     In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. This Statement is to be applied prospectively with certain exceptions. Other than these exceptions, earlier or retroactive application of its accounting provision is not permitted. The adoption of the Statement is not expected to have a significant impact on Peoples.

2  SECURITIES

     The amortized cost and fair value of securities were as follows:

                                                               Gross          Gross
                                               Amortized     Unrealized     Unrealized     Fair
                                                 Cost          Gains          Losses      Value
                                                                   (In Thousands)
December 31, 2000:
     Available for sale:
        U.S. Treasury securities              $   24,697     $   177         $   16      $ 24,858
        U.S. Government agencies                  11,842          19             38        11,823
        States and political subdivisions          6,788          25              8         6,805
        Corporate securities                       5,235          38             13         5,260
        Equity securities                          1,368           -              -         1,368

           Total                              $   49,930     $   259         $   75      $ 50,114
                                              ==========     =======         ======      ========

     Held to maturity,
        States and political subdivisions     $    2,929     $     -         $    -      $  2,929
                                              ==========     =======         ======      ========

December 31, 1999:
     Available for sale:
        U.S. Treasury securities              $   25,482     $    14         $   243     $ 25,253
        U.S. Government agencies                   8,089           -             158        7,931
        States and political subdivisions          7,404          13              90        7,327
        Corporate securities                       3,392          18              60        3,350
        Equity securities                          1,073           -               -        1,073

          Total                               $   45,440     $    45         $   551     $ 44,934
                                              ==========     =======         =======     ========

     Held to maturity,
        States and political subdivisions     $    3,330     $     -         $     -     $  3,330
                                              ==========     =======         =======     ========

     There were no sales of securities during the years ended December 31, 2000, 1999 and 1998. During the year ended December 31, 2000, Peoples wrote down a security to its fair value which it deemed to be other than temporarily impaired by $ 326,000. The tax benefit applicable to this write-down was $ 111,000.

     Securities with an amortized cost of $ 32,716,000 and $ 33,353,000 at December 31, 2000 and 1999, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

     The amortized cost and fair value of securities as of December 31, 2000, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

                                           Securities Available          Securities Held
                                                   For Sale                  To Maturity
                                           Amortized       Fair        Amortized    Fair
                                              Cost         Value         Cost      Value
                                                           (In Thousands)
Due in one year or less                    $  17,044      $  17,045     $     -    $     -
Due after one year through five years         24,908         25,112           -          -
Due after five years through ten years         5,610          5,613           -          -
Due after ten years                            1,000            976       2,929      2,929
Equity securities                              1,368          1,368           -          -

                                           $  49,930      $  50,114     $ 2,929    $ 2,929
                                           =========     ==========     =======    =======

3  LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

     The components of loans receivable at December 31 were as follows:

                                           2000       1999
                                            (In Thousands)

Commercial, financial and agricultural   $ 32,239   $ 26,847
Real estate, construction                  10,667     10,675
Real estate, mortgage                     173,124    159,721
Installment loans to individuals           10,378     11,000

                                          226,408    208,243

Less:
     Deferred fees, net                       624        656
     Allowance for loan losses              3,922      3,343

                                         $221,862   $204,244
                                         ========   ========

     The following table presents changes in the allowance for loan losses:

                                       Years Ended December 31,
                                       2000      1999     1998
                                           (In Thousands)

Balance, beginning                    $3,343    $2,965   $2,416
Provision for loan losses                465       451      685
Recoveries                               177        62      230
Loans charged off                        (63)     (135)    (366)

Balance, ending                       $3,922    $3,343    $2,965
                                      ======    ======    ======

     The recorded investment in impaired loans, not requiring an allowance for loan losses was $ 140,000 and $ 26,000 at December 31, 2000 and 1999, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $ 313,000 and $ 1,021,000 at December 31, 2000 and 1999, respectively. The related allowance for loan losses associated with these loans was $ 49,000 and $ 239,000 at December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, the average recorded investment in these impaired loans was $ 522,000, $ 1,134,000 and $ 1,760,000, respectively. The interest income recognized, representing cash collected, on these impaired loans was $ 25,000, $ 13,000 and $ 39,000 in 2000, 1999 and 1998,
respectively.

4  PREMISES AND EQUIPMENT

     Components of premises and equipment at December 31 are as follows:

                                                  2000     1999
                                                 (In Thousands)
Land                                             $ 1,008   $1,008
Buildings and improvements                         7,525    4,737
Furniture and equipment                            2,755    2,940
Construction in progress                           1,115      450
                                                  12,403    9,135
Less accumulated depreciation                      2,846    3,200

                                                 $ 9,557   $5,935
                                                 =======   ======

     Peoples leases land and office space under various operating leases. The leases expire in 2008 through 2020. All leases provide for various renewal options. The minimum rental commitments under the leases are as follows (in thousands):

     Year ended December 31:
          2001                                  $     262
          2002                                        265
          2003                                        226
          2004                                        187
          2005                                        186
          2006 and thereafter                       2,514

                                                $   3,640
                                                =========

     Rental expense was $ 203,000, $ 102,000 and $ 91,000 for
the years ended December 31, 2000, 1999 and 1998, respectively.

5  DEPOSITS

     Aggregate time deposits in denominations of $ 100,000 or more were $ 20,406,000 at December 31, 2000 and $ 21,185,000 at
December 31, 1999.

     At December 31, 2000, the scheduled maturities of time deposits are as follows (in thousands):

          2001                                  $70,084
          2002                                    8,061
          2003                                    3,611
          2004                                    1,884
          2005                                    5,419

                                                $89,059
                                                =======

6  BORROWINGS

     Information concerning securities sold under agreements to repurchase is summarized as follows:

                                              2000      1999
                                              (In Thousands)

Average balance during the year             $5,580    $4,429
Average interest rate during the year         4.78%     3.59%
Maximum month-end balance during the year   $8,115    $5,900

     Securities sold under agreements to repurchase which are classified as secured borrowings, generally mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. Peoples monitors the fair value of the underlying securities on a daily basis.

     Long-term debt consists of loans from the Federal Home Loan Bank of Pittsburgh (FHLB). These loans are primarily fixed rate loans. Approximately $ 8.3 million of the loans have scheduled monthly principal and interest payments. $ 11.5 million are payable in full at maturity. The weighted-average interest rates on these borrowings is 6.07% and scheduled maturities are as follows:

          2001                                  $     375
          2002                                        398
          2003                                        422
          2004                                        447
          2005                                      1,098
          Thereafter                               17,016

                                                $  19,756
                                                =========

     The Bank has a maximum borrowing capacity with the FHLB of approximately $ 85,242,000, of which $ 19,756,000 was outstanding at December 31, 2000.

7  PENSION PLAN

     Peoples has a 401(k) plan covering substantially all employees. Peoples matches the amount an employee has deducted from the employee's pay up to a maximum of 6% of the employee's gross pay. Additional discretionary contributions are determined annually by the Board of Directors. Peoples' contributions are expensed as the cost is incurred, funded currently, and amounted to $ 358,000 in 2000, $ 321,000 in 1999 and $ 273,000 in 1998, including additional discretionary contributions of $ 90,000, $ 80,000 and $ 62,000, respectively.

8  INCOME TAXES

     The components of the provision for federal income taxes are as follows:

                                      Years Ended December 31,
                                      2000      1999      1998
                                           (In Thousands)
Current                              $1,890    $1,849    $1,782
Deferred                               (325)     (145)     (176)

                                     $1,565    $1,704    $1,606
                                     ======    ======    ======

     Income tax expense of Peoples is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

                                                                      Percentage Of Income
                                                                       Before Income Taxes
                                                                      Years Ended December 31,
                                                                  2000         1999        1998
Tax at statutory rates                                             34.0 %       34.0 %       34.0 %
Tax exempt interest income, net of interest expense disallowance   (5.1)        (4.8)        (4.4)
Earnings on life insurance                                         (1.2)        (0.4)           -
Other                                                               0.1          0.2          0.2

          Effective tax rates                                      27.8 %       29.0 %       29.8 %
                                                                   ====         ====         ====

     The components of the deferred tax assets and liabilities are as follows:

                                                                December 31,
                                                             2000        1999
                                                              (In Thousands)
Deferred tax assets:
     Allowance for loan losses                              $ 1,206   $ 1,010
     Unrealized losses on securities available for sale           -       171
     Impairment of securities                                   111         -
     Other                                                      110        64

                                                              1,427     1,245

Deferred tax liabilities:
     Accumulated depreciation                                   219       198
     Accretion on securities                                     21        15
     Unrealized gains on securities available for sale           63         -

                                                                303       213

          Net deferred tax assets                           $ 1,124   $ 1,032
                                                            =======   =======

9  TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

     Certain directors and executive officers of Peoples, their families and their affiliates are customers of the Bank. Any transactions with such parties, including loans and commitments, were in the ordinary course of business at normal terms, including interest rates and collateralization, prevailing at the time and did not represent more than normal risks. At
December 31, 2000 and 1999, such loans amounted to $ 3,364,000 and $ 2,664,000, respectively. During 2000, new loans to such related parties totaled $ 2,785,000 and repayments aggregated
$ 2,085,000.

10  REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

     Peoples and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Peoples' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Peoples must meet specific capital guidelines that involve quantitative measures of Peoples' assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. Peoples' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require Peoples to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2000, that Peoples meets all capital adequacy requirements to which it is subject.

     As of December 31, 2000, the most recent notification from the federal regulatory agencies has categorized Peoples and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Peoples' or the Bank's category.

     The Bank's actual capital amounts and ratios are also presented in the table:


                                                                                                    Minimum
                                                                                                   To Be Well
                                                                                 Minimum         Capitalized Under
                                                                               For Capital       Prompt Corrective
                                                             Actual        Adequacy Purposes   Action Provisions
                                                          Amount    Ratio      Amount   Ratio     Amount   Ratio
                                                                             (In Thousands)
As of December 31, 2000:
    Total capital (to risk weighted assets)             $43,976   18.91%    $18,603   8.00%    $23,254   10.00%
    Tier 1 capital (to risk weighted assets)             41,057   17.66       9,301   4.00      13,952    6.00
    Tier 1 capital (to average assets)                   41,057   12.59      13,048   4.00      16,311    5.00

As of December 31, 1999:
    Total capital (to risk weighted assets)             $41,130   19.71%    $16,694   8.00%    $20,868   10.00%
    Tier 1 capital (to risk weighted assets)             38,513   18.46       8,347   4.00      12,518    6.00
    Tier 1 capital (to average assets)                   38,513   13.26      11,059   4.00      13,824    5.00

     Peoples' ratios do not differ significantly from the Bank's ratios presented above.

     The Bank is required to maintain average cash reserve balances in vault cash or with the Federal Reserve Bank. The amount of these restricted cash reserve balances with the Federal Reserve Bank at December 31, 2000 was approximately
$ 750,000.

     Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2000, $ 21,833,000 of retained earnings were available for dividend declaration without prior regulatory approval, subject to regulatory requirements discussed above.

     Common stockholders may participate in a dividend reinvestment plan, which provides that additional shares of common stock may be purchased with reinvested dividends at prevailing market prices. To the extent that shares are not available in the Treasury or open market, Peoples has reserved 100,000 shares of common stock to be issued under the plan.

11  OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit.
Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

     The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     A summary of the Bank's financial instrument commitments is as follows:

                                                 December 31,
                                                2000       1999
                                                (In Thousands)
Commitments to extend credit:
     Loan origination commitments             $12,531    $ 5,941
     Unused home equity lines of credit         3,925      3,654
     Unused business lines of credit           17,845     26,116

                                              $34,301    $35,711
                                              =======    =======

Stand-by letters of credit                    $ 5,870    $ 4,689
                                              =======    =======

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the customer and generally consists of real estate.

     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The Bank holds collateral, when deemed necessary, supporting those commitments.

12  CONCENTRATIONS OF CREDIT RISK

     The Bank operates primarily in Chester County and southern Lancaster County, Pennsylvania and, accordingly, has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy. These customers are also the primary depositors of the Bank. The loan portfolio is well diversified, however, extensions of credit to real estate investors and developers and the mushroom industry, comprise 15% and 10%, respectively, of the loan portfolio at December 31, 2000. The Bank is limited in extending credit by legal lending limits to any single borrower or group of borrowers.

13  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     Management uses its best judgment in estimating the fair value of Peoples' financial instruments; however, there are inherent weaknesses in any estimation technique. Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts Peoples could have realized in a sales transaction on the dates indicated. The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates. As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

     The following information should not be interpreted as an estimate of the fair value of Peoples since a fair value calculation is only provided for a limited portion of Peoples' assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Peoples' disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of Peoples' financial instruments at December 31, 2000 and 1999:

     For cash and due from banks, interest-bearing deposits with banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

     For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     The fair value of accrued interest receivable and accrued interest payable is the carrying amount.

     The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits for similar remaining maturities.

     The fair value of securities sold under agreements to repurchase approximate their carrying amount.

     The fair value of long-term debt is estimated by discounting future cash flows using current rates at which similar debt with similar maturities could be obtained from the FHLB.

     The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements.

     The estimated fair value of Peoples' financial instruments were as follows:

                                                       December 31, 2000     December 31, 1999
                                                      Carrying     Fair     Carrying     Fair
                                                       Amount      Value     Amount      Value
                                                                    (In Thousands)
Financial assets:
     Cash and due from banks, interest-bearing
       deposits with banks and federal funds sold     $ 44,784   $ 44,784   $ 26,828   $ 26,828
     Securities                                         53,043     53,043     48,264     48,264
     Loans receivable, net                             221,862    228,092    204,244    203,529
     Accrued interest receivable                         2,008      2,008      1,614      1,614

Financial liabilities:
     Deposits                                          267,088    267,833    231,229    230,812
     Securities sold under agreements to repurchase      6,700      6,700      4,750      4,750
     Long-term debt                                     19,756     20,053     16,110     15,782
     Accrued interest payable                            1,299      1,299      1,005      1,005

Off-balance sheet financial instruments:
     Commitments to extend credit and outstanding
        letters of credit                                    -          -          -          -

14  PEOPLES FIRST, INC. (PARENT COMPANY ONLY) FINANCIAL
    INFORMATION

Balance Sheet                                     December 31,
                                                      2000
                                                 (In Thousands)
Assets:
     Cash                                          $       5
     Investment in Bank subsidiary                    41,179
     Other assets                                        385
          Total assets                             $  41,569
                                                   =========
     Liabilities and stockholders' equity
Other liabilities                                  $     365
Stockholders' equity                                  41,204
                                                   $  41,569
                                                   =========

STATEMENT OF INCOME                              For The Period
                                                July 27, 2000 To
                                               December 31, 2000
                                                 (In Thousands)

Dividends from bank subsidiary                      $1,033
Equity in undistributed earnings of bank
   subsidiary                                          475
Other expenses                                          74

          Income before income taxes                 1,434

Income taxes (benefit)                                 (25)

     Net income                                     $1,459
                                                    ======

STATEMENT OF CASH FLOW                           For The Period
                                                July 27, 2000 To
                                               December 31, 2000
Cash flows from operating activities:
     Net income                                     $1,459
     Deferred income taxes                             (20)
     Equity in undistributed earnings of bank
        subsidiary                                    (475)
     (Increase) in other assets                       (365)
           Net cash provided by operating
                  activities                           599

Cash flows from financing activities:
     Purchase of treasury stock                       (228)
     Cash dividends paid                              (366)

           Net cash used in financing
                  activities                          (594)

           Increase in cash                              5
Cash:
      Beginning                                          -

      Ending                                        $    5
                                                    ======

Item 9 - Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

None

PART III

Item 10 - Directors and Executive Officers of Peoples and the
Bank

     The information relating to executive officers of Peoples is included under Item 4A in Part I of this Form 10-K. The information required by this item relating to directors of Peoples is incorporated by reference to that portion of Proposal I captioned "Election of Directors" located in the definitive proxy statement to be used in connection with Peoples' 2001 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sectioned captioned "Section 16 Reporting" in the Proxy Statement.

Item 11 - Executive Compensation

     The information required by this item is incorporated by reference to the sections captioned "General Information About the Board of Directors" through "Compensation Committee
Interlocks and Insider Participation" in the Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Owners and
Management

     The information required by this item is incorporated by reference to the sections captioned "Principal Beneficial Owners of Common Stock" and "Nominees for Election as Directors" in the Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the sections captioned "Certain Indebtedness" and "Certain Transactions" in the Proxy Statement.

PART IV

Item 14 - Exhibits, Financial Statements and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.  Financial Statements

    Independent Auditor's Report

    Consolidated Balance Sheets as of December 31, 2000 and
    December 31, 1999.

    Consolidated Statements of Income for the years ended
    December 31, 2000, 1999 and 1998.

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2000, 1999 and 1998.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2000, 1999 and 1998.

    Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instruction, or are inapplicable or pertain to items as to which the required disclosures have been made elsewhere in the Financial Statements and Notes thereto, and therefore have been omitted.

3.  Exhibits

    3.1  Articles of Incorporation of Peoples First, Inc.
         (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4,
         No. 333-30640.)

    3.2 Bylaws of Peoples First, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's
         Registration Statement on Form S-4, No. 333-30640.)

   10.1  Lease Agreement, dated December 7, 1994, between Beiler
         Campbell, Inc. and The Peoples Bank of Oxford.
         (Incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.)

   10.2  Employment Agreement, dated January 1, 1996, between
         The Peoples Bank of Oxford and George C. Mason.
         (Incorporated herein by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.)

    21   List of Subsidiaries

    23   Consent of Auditors

(b) Reports on Form 8-K filed during the last quarter of the period covered by this report.

None

                             SIGNATURE

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PEOPLES FIRST, INC.



Date : March 20, 2001         By: /s/  George C. Mason
                                  George C. Mason
                                  Chief Executive Officer,
                                  Chairman of the Board and
                                  Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George C. Mason                        Date:  March 20, 2001
George C. Mason
Chief Executive Officer,
Chairman of the Board and Director

/s/ Carl R. Fretz                          Date:  March 20, 2001
Carl R. Fretz
Vice Chairman, Corporate Secretary
and Director

/s/ Hugh J. Garchinsky                     Date:  March 20, 2001
Hugh J. Garchinsky
President

/s/ Susan H. Reeves                        Date:  March 20, 2001
Susan H. Reeves
Senior Vice President,
Chief Financial Officer and Cashier

/s/ Ben S. Beiler                          Date:  March 20, 2001
Ben S. Beiler
Director

_______________________                    Date:
Arthur A. Bernardon
Director

_______________________                    Date:
Clyde L. Cameron
Director

________________________                   Date:
Ross B. Cameron, Jr.
Director

/s/ Emidio Frezzo, Jr.                     Date:  March 20, 2001
Emidio Frezzo, Jr.
Director