Form 10-Q
period 2001-03-31
PEOPLES FIRST INC
filed 2001-05-15
CIK 1104901

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                            FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
    ENDED MARCH 31, 2001, or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM ________________ TO _________________

Commission file number:  333-30640


                       PEOPLES FIRST, INC.
      ------------------------------------------------------
      (Exact name of registrant as specified in its charter)

           PENNSYLVANIA                          23-3028825
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

24 SOUTH THIRD STREET, OXFORD, PENNSYLVANIA             19363
-------------------------------------------           ----------
  (Address of principal executive offices)            (Zip Code)

                         (610) 932-9294
     ----------------------------------------------------
     (Registrant's telephone number, including area code)


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

             COMMON STOCK, Par Value $1.00 per share
         3,028,422 shares outstanding as of March 31, 2001



Item 1. Financial Statements

                      PEOPLES FIRST, INC.
                  CONSOLIDATED BALANCE SHEETS
                         (In Thousands)

                                                         March 31, 2001   December 31, 2000
                                                         --------------   -----------------
                                                           (Unaudited)          (Note)
ASSETS
Cash and due from banks                                     $ 13,174           $ 12,773
Interest-bearing deposits with banks                          14,879             13,996
Federal funds sold                                            17,156             18,015
Securities:
  Available for sale, at fair value                           46,665             48,746
  Held to maturity, at amortized cost                          2,845              2,929
                                                            --------           --------
    Total securities                                          49,510             51,675

Loans - net of unearned income                               228,810            225,784
  Allowance for loan losses                                    4,012              3,922
                                                            --------           --------
    Net loans                                                224,798            221,862

Investment in FHLB stock, at cost                              1,368              1,368
Bank premises and equipment, net                              10,382              9,557
Accrued interest receivable and other assets                   8,863              8,397
                                                            --------           --------
    Total assets                                            $340,130           $337,643
                                                            ========           ========

LIABILITIES
Deposits:
  Demand, non-interest bearing                              $ 60,235           $ 61,194
  NOW and Super NOW                                           50,857             52,467
  Money market funds                                          24,191             20,371
  Savings                                                     37,942             43,997
  Time                                                        92,183             89,059
                                                            --------           --------
    Total deposits                                           265,408            267,088

Securities sold under agreements to repurchase                10,190              6,700
Long-term debt                                                19,665             19,756
Accrued interest payable and other liabilities                 2,886              2,895
                                                            --------           --------
Total liabilities                                            298,149            296,439
                                                            --------           --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share;
  authorized 10,000,000 shares; issued
  3,053,208 shares                                             3,053              3,053
Surplus                                                       16,172             16,172
Retained earnings                                             22,705             22,085
Accumulated other comprehensive income                           500                122
Treasury stock, at cost 24,786 shares                           (499)              (228)
                                                            --------           --------
Total stockholders' equity                                    41,981             41,204
                                                            --------           --------
Total liabilities and stockholders' equity                  $340,130           $337,643
                                                            ========           ========
Memoranda:  Standby letters of credit                       $  5,542           $  5,871
                                                            ========           ========

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (In Thousands, Except Per Share Data)

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                        2001       2000
                                                       ------     ------
INTEREST INCOME:
Loans receivable, including fees                       $4,835     $4,485
Securities:
  Taxable                                                 628        562
  Tax-exempt                                              156        136
  Other interest and dividends                            392        225
                                                       ------     ------
    Total interest income                               6,011      5,408
                                                       ------     ------

INTEREST EXPENSE:
Deposits                                                2,188      1,666
Short-term borrowings                                      62         53
Long-term borrowings                                      299        282
                                                       ------     ------
  Total Interest expense                                2,549      2,001
                                                       ------     ------
  Net interest income                                   3,462      3,407
Provision for loan losses                                 120        150
  Net interest income after provision for              ------     ------
  loan losses                                           3,342      3,257
                                                       ------     ------

OTHER INCOME:
Service charges on deposit accounts                       312        285
Income from fiduciary activities                          130        112
Investment management fees                                194        195
Mortgage banking activities                                85         24
Other income                                              227        198
                                                       ------     ------
    Total other income                                    948        814
                                                       ------     ------

OTHER EXPENSES:
Salaries and employee benefits                          1,759      1,511
Occupancy                                                 218        156
Furniture and equipment                                   150        118
Communications and supplies                               172        146
Taxes, other than income                                   92         83
Professional fees                                          68         52
Other                                                     477        431
                                                       ------     ------
  Total other expenses                                  2,936      2,497
                                                       ------     ------
  Income before income taxes                            1,354      1,574

Income tax expense                                        371        458
                                                       ------     ------
  Net income                                           $  983     $1,116
                                                       ======     ======
Weighted average number of shares outstanding           3,036      3,053
                                                       ======     ======
Basic earnings per share                               $ 0.32     $ 0.36
                                                       ======     ======
Dividends declared per share                           $ 0.12     $ 0.11
                                                       ======     ======

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          (In Thousands)

                                                  Three Months Ended March 31
                                                  ---------------------------
                                                       2001         2000
                                                     --------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                           $   983     $  1,116
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        192          146
    Amortization of securities premium
      (discount), net                                    (25)           -
  Provision for loan losses                              120          150
  Earnings on life insurance                             (48)         (42)
  Deferred income taxes                                  (34)         (98)
(Increase) decrease in other assets                     (621)        (119)
Increase (decrease) in other liabilities                  (8)         (12)
                                                     -------     --------
    Net cash provided by operating activities            559        1,141
                                                     -------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing
  deposits with banks                                   (883)      (3,402)
Net (increase) in federal funds sold                     859      (10,996)
Securities held to maturity:
    Proceeds from maturities                              85           75
Securities available for sale:
    Proceeds from maturities                           6,300        2,802
    Purchases                                         (3,622)      (4,498)
Net increase in loans receivable                      (3,056)      (6,378)
Purchases of FHLB stock                                    -         (294)
Purchases of premises and equipment                     (974)        (541)
                                                     -------     --------
      Net cash used in investing activities           (1,291)     (23,232)
                                                     -------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand
  deposits, NOW, Super NOW, money market
  funds and savings deposits                          (4,804)       7,254
Net increase (decrease) in time deposits               3,124         (724)
Net increase (decrease) in securities sold
  under agreements to repurchase                       3,490          660
Proceeds from long-term debt                               -        8,000
Repayments of long-term debt                             (91)      (4,087)
Dividends paid                                          (365)        (329)
Purchase of treasury stock                              (221)           -
                                                     -------     --------
Net cash provided by financing activities              1,133       10,774
                                                     -------     --------
      Net increase (decrease) in cash and
        due from banks                                   401      (11,317)

Cash and due from banks:
  Beginning of year                                   12,773       21,517
                                                     -------     --------
  End of period                                      $13,174     $ 10,200
                                                     =======     ========

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Three Months Ended March 31, 2000
                           (Unaudited)
                          (In Thousands)

                                                                        Accumulated
                                                                           Other
                                         Common             Retained   Comprehensive
                                          Stock   Surplus   Earnings   Income (Loss)    Total
                                         ------   -------   --------   -------------   -------
Balance December 31, 1999                $2,996   $16,197    $19,320       $(334)      $38,179
  Comprehensive income                                                                 -------
    Net Income                                                 1,116                     1,116
    Net change in unrealized
      gains/(losses) on securities
      available for sale, net of
      income taxes                                                           (61)          (61)
                                                                                       -------
      Total comprehensive income                                                         1,055
                                                                                       -------
Cash dividends declared, $.11 per share                         (329)                     (329)
Common stock issued in acquisition           57       (25)       100                       132
                                         ------   -------    -------       ------      -------
Balance March 31, 2000                   $3,053   $16,172    $20,207       $ (395)     $39,037
                                         ======   =======    =======       ======      =======

                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Three Months Ended March 31, 2001
                           (Unaudited)
                          (In Thousands)

                                                                         Accumulated
                                                                            Other
                                          Common             Retained   Comprehensive   Treasury
                                           Stock   Surplus   Earnings   Income (Loss)     Stock     Total
                                          ------   -------   --------   -------------   --------    -----
Balance December 31, 2000                 $3,053   $16,172   $22,085         $122        $(228)    $41,204
  Comprehensive income                                                                             -------
    Net Income                                                   983                                   983
    Net change in unrealized
      gains/(losses) on securities
      available for sale, net of
      income taxes                                                            378                      378
                                                                                                   -------
      Total comprehensive income                                                                     1,361
                                                                                                   -------
Cash dividends declared, $.12 per share                         (363)                                 (363)
Purchase of treasury stock                                                                (221)       (221)
                                          ------   -------   -------         ----        -----     -------
Balance March 31, 2001                    $3,053   $16,172   $22,705         $500        $(449)    $41,981
                                          ======   =======   =======         ====        =====     =======



                       PEOPLES FIRST, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

March 31, 2001

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly-owned subsidiary, The Peoples Bank of Oxford (the "Bank") and its subsidiary (collectively, "Peoples"). All material inter-company transactions have been eliminated. Peoples First, Inc. was formed on July 27, 2000, and is subject to regulation by the Board of Governors of the Federal Reserve System.

On April 10, 2000, Peoples First, Inc. issued 56,918 shares of common stock, with a fair value of $1.4 million, to acquire all of the outstanding common stock of Wilmerding & Associates, Inc. ("Wilmerding"), an investment advisor registered with the SEC and based in Rosemont, Pennsylvania. Wilmerding is a wholly owned subsidiary of the Bank and the transaction was accounted for as a pooling of interests. Peoples' March 31, 2000, consolidated financial statements have been restated to include Wilmerding's operations.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission
Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in Peoples' Annual Report and Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

Note B - Accounting Policies

The accounting policies of Peoples as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the 2000 Annual Report and the Form 10-K filed for the year ended December 31, 2000.

Note C - Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) is as follows:

                                         Three Months Ended
                                              March 31,
                                         ------------------
                                          2001        2000
                                         -----        ----
                                         (In Thousands)
     Unrealized holding gains (losses)
       arising during the period:
         Before tax amount                $ 573       $(93)
         Income tax effect                 (195)        32
                                          -----       ----
           Net of tax amount              $ 378       $(61)
                                          =====       ====

Note D - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended by Statement Nos. 137 and 138), which Peoples adopted on January 1, 2001. The adoption of the Statement did not have a significant impact on Peoples' financial condition or results of operations.

In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (as a replacement of Statement No. 125), which Peoples adopted April 1, 2001. The adoption of the Statement did not have a significant impact on Peoples' financial condition or results of operations.

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact Peoples' operating results include, but are not limited to, (i) the effects of changing economic conditions in Peoples' market areas and nationally,
(ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates,
(iv) changes in federal and state banking laws and regulations, which could impact Peoples' operations, (v) funding costs, and
(vi) other external developments, which could materially affect Peoples' business and operations.

Financial Condition

Total assets of Peoples increased $2,487,000 during the first quarter 2001. Increases in securities sold under agreements to repurchase of $3,490,000 was the primary resource for the growth in assets. Net loans grew by $2,936,000 or 1.3%, along with an increase in bank premises and equipment, partially offset with a decrease of $2,165,000 or 4.1% in securities for the three months ended March 31, 2001.

Total deposits decreased by $1,680,000 since year-end 2000.
Most of this decrease was in savings accounts, which dropped by $6,055,000 or 13.8%, NOW and Super NOW accounts down by $1,610,000 or 3.07% and demand accounts down by $959,000. These decreases were partially offset by increases of $3,820,000 in money market funds and $3,124,000 in time deposits. The decrease in savings accounts was a result of $5,800,000 in trust department funds, which were transferred to alternate investment options outside the bank.

Results of Operations

Net income for the first quarter 2001 was $983,000 or $.32 per share compared to $1,116,000 or $.36 per share for the first quarter 2000. This reflects an 11.9% decrease in net income for the first three months of this year compared to last year.

Net interest income for the first quarter 2001 increased by $55,000 or 1.6% compared to the first quarter 2000. Slower loan growth for the first quarter 2001 as compared to the first quarter 2000, contributed to the reduction in the provision for loan losses by $30,000 from a year ago. As a percentage of loans, the allowance for loan losses was 1.75% at March 31, 2001, compared to 1.74% at year-end 2000 and 1.71% at March 31, 2000. Management makes regular assessments of the provision in relation to credit exposure, balance changes and other relevant factors and feels the allowance is adequate.

Non-interest income increased by $134,000 or 16.5%. Fees from mortgage banking activities increased by $61,000 over the first quarter 2000; other income increased by $29,000; services charges on deposit accounts was up by $27,000; and income from fiduciary activities was up by $18,000. The favorable interest rate environment during 2001 has led to increased mortgage loan and refinancing demand. This increased demand and Peoples' efforts to expand the business by working more closely with local realtors has led to the increased fees from mortgage banking activities for the first quarter 2001.

Total non-interest expense increased by $439,000 compared to the first quarter 2000. The largest increase was in salaries and employee benefits, which increased by $248,000 or 16.4% compared to the first quarter 2000. This is primarily due to payroll increases as a results of normal merit increases and additions to staff. Increases in payroll are anticipated as Peoples continues to grow in size and locations. Also, occupancy expense reflected an increase of $62,000 or 39.7%, along with increases in the remainder of the operating expenses. These increases were anticipated as Peoples expanded its facilities. The Operations Center opened in August 2000 providing the base necessary for further growth. The new West Kennett Branch was opened in January 2001 and the remodeling and expansion of the Oxford South Office was also completed in January 2001. While these facilities may contribute to higher operating expenses, it is anticipated these offices will improve efficiencies and the operating costs will be offset by the additional income generated through the expansion of services to our customers and community.

Income tax expense was $371,000 for the first quarter 2001 compared to $458,000 for first quarter 2000. Income tax expense as a percentage of income before income taxes was 27.4% for the first quarter 2001 compared to 29.1% for the first quarter 2000. The decrease in Peoples' effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and life insurance and tax credits on an investment in a low income housing partnership.

Liquidity

Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of the Peoples' sources of liquidity is $243,672,000 in core deposits, which decreased $3,010,000 over total core deposits of $246,682,000 at year-end. Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold, which total $32,035,000 and securities maturing in one year or less, which total $15,673,000. In comparison, interest-bearing due from banks and federal funds sold totaled $32,011,000 and securities maturing in one year or less totaled $17,045,000 at year-end 2000. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that Peoples' liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $41,981,000 as of March 31, 2001, representing a $777,000 increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $620,000, increased accumulated other comprehensive income by $378,000, partially offset with treasury stock purchases of $221,000.

At March 31, 2001, Peoples had a leverage ratio of 12.63%, a Tier I capital to risk-based assets ratio of 17.14% and a total capital to risk-based assets ratio of 18.40%. These ratios indicate that Peoples exceeds the federal regulatory minimum requirements for a "well capitalized bank."

Item 3.  Quantitative and Qualitative Disclosure About Market
         Risk

Please refer to the annual report to shareholders on Form 10-K filed with the Securities and Exchange Commission for December
31, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable.

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not Applicable

Item 5.  Other Information

         Not Applicable



Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

Exhibit        Title

 3.1           Articles of Incorporation of Peoples
               (Incorporated by reference to Exhibit 3.1 to Peoples' Registration Statement on Form S-4,
               No. 333-30640.)

 3.2 Bylaws of Peoples (Incorporated by reference to Exhibit 3.2 to Peoples Registration Statement on
               Form S-4, No. 333-30640.)


          (b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the first quarter of 2001.

                            SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PEOPLES FIRST, INC.
                                 (Registrant)

Date:  May 14, 2001           By:  /s/ George C. Mason
                                   --------------------
                                   George C. Mason
                                   Chairman of the Board and
                                     Chief Executive Officer

Date:  May 14, 2001           By:  /s/ Susan H. Reeves
                                   -------------------
                                   Susan H. Reeves
                                   Senior Vice President and
                                     Chief Financial Officer