Form 10-Q
period 2001-06-30
PEOPLES FIRST INC
filed 2001-08-10
CIK 1104901

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 2001 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM ______________________to___________________________

Commission file number:  333-30640
                       -------------

                      PEOPLES FIRST, INC.
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                         23-3028825
-----------------------------         --------------------------
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)             Identification No.)

24 SOUTH THIRD STREET, OXFORD, PENNSYLVANIA            19363
--------------------------------------------         -----------
  (Address of principal executive offices)           (Zip Code)

                        (610) 932-9294
  ----------------------------------------------------------
     (Registrant's telephone number, including area code)

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

            COMMON STOCK, Par Value $1.00 per share
       3,022,422 shares outstanding as of June 30, 2001



Item  1. Financial Statements

                        PEOPLES FIRST, INC.
                   CONSOLIDATED BALANCE SHEETS
                           (In Thousands)

                                                                  June 30,     December 31,
                                                                    2001           2000
                                                                (Unaudited)      (Note)
ASSETS
Cash and due from banks                                           $  12,573      $ 12,773
Interest-bearing deposits with banks                                 11,385        13,996
Federal funds sold                                                   23,049        18,015
Securities
  Available for sale, at fair value                                  45,816        48,746
  Held to maturity, at amortized cost                                 2,845         2,929
  Total securities                                                   48,661        51,675

Loans - net of unearned income                                      232,624       225,784
  Allowance for loan losses                                           4,079         3,922
    Net loans                                                       228,545       221,862

Investment in FHLB stock, at cost                                     1,368         1,368
Bank premises and equipment, net                                     10,408         9,557
Accrued interest receivable and other assets                         10,456         8,397

  Total assets                                                     $346,445      $337,643

LIABILITIES
Deposits:
  Demand, non-interest bearing                                      $64,070      $ 61,194
  NOW and Super NOW                                                  49,303        52,467
  Money market funds                                                 26,336        20,371
  Savings                                                            39,594        43,997
  Time                                                               92,952        89,059
    Total deposits                                                  272,255       267,088

Securities sold under agreements to repurchase                       10,155         6,700
Long-term debt                                                       19,571        19,756
Accrued interest payable and other liabilities                        1,913         2,895

  Total liabilities                                                 303,894       296,439

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized
  10,000,000 shares; issued 3,053,208 shares                          3,053         3,053
Surplus                                                              16,172        16,172
Retained earnings                                                    23,404        22,085
Accumulated other comprehensive income                                  492           122
Treasury stock, at cost 30,786 shares 2001, 13,161 shares 2000         (570)         (228)

  Total stockholders' equity                                         42,551        41,204

  Total liabilities and stockholders' equity                       $346,445      $337,643

  Memoranda: Standby letters of credit                               $4,917      $  5,871

Note:  The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date.
The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (In Thousands, Except Per Share Data)

                                                      Six Months Ended    Three Months Ended
                                                          June 30,            June 30,
                                                        2001     2000      2001     2000
Interest income:
 Loans receivable, including fees                      $9,702   $9,223     $4,867   $4,738
 Securities:
  Taxable                                               1,218    1,140        590      578
  Tax-exempt                                              318      273        162      137
 Other interest and dividends                             697      531        305      306

  Total interest income                                11,935   11,167      5,924    5,759

Interest expense:
 Deposits                                               4,193    3,559      2,005    1,893
 Short-term borrowings                                    121      115         59       62
 Long-term borrowings                                     599      587        300      305

  Total interest expense                                4,913    4,261      2,364    2,260

  Net interest income                                   7,022    6,906      3,560    3,499
Provision for loan losses                                 210      255         90      105

 Net interest income after provision for loan losses    6,812    6,651      3,470    3,394

Other income:
 Service charges on deposit accounts                      640      562        328      277
 Income from fiduciary activities                         267      226        137      114
 Investment management fees                               371      389        177      194
 Mortgage banking activities                              195       51        110       27
 Other income                                             492      442        265      244

  Total other income                                    1,965    1,670      1,017      856

Other expenses:
 Salaries and employee benefits                         3,615    3,111      1,856    1,600
 Occupancy                                                427      304        209      148
 Furniture and equipment                                  299      245        149      127
 Communications and supplies                              338      303        166      157
 Taxes, other than income                                 185      166         93       83
 Professional fees                                        169      213        101      161
 Other                                                    947      848        470      417

  Total other expenses                                  5,980    5,190      3,044    2,693

  Income before income taxes                            2,797    3,131      1,443    1,557
Income tax expense                                        753      916        382      458

  Net income                                           $2,044   $2,215     $1,061   $1,099

Weighted average number of shares outstanding           3,030    3,053      3,025    3,053

Basic earnings per share                                $0.67    $0.73      $0.35    $0.36

Dividends declared per share                            $0.24    $0.22      $0.12    $0.11

The accompanying notes are an integral part of these financial statements.



                         PEOPLES FIRST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                         (In Thousands)

                                                                              Six Months Ended
                                                                                   June 30,
                                                                               2001       2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $2,044      $2,215
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Depreciation and amortization                                                  393         297
 Amortization of securities premium (discount), net                             (41)         (2)
 Provision for loan losses                                                      210         255
 Earnings on life insurance                                                     (98)          -
 Deferred income taxes                                                          (61)       (140)
 (Increase) decrease in other assets                                         (2,180)       (117)
 Increase (decrease) in other liabilities                                      (980)       (536)

  Net cash provided by operating activities                                    (713)      1,972

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits
  with banks                                                                   2,611     (3,198)
Net (increase) in federal funds sold                                          (5,034)   (16,133)
Securities held to maturity:
 Proceeds from maturities                                                         85         75
Securities available for sale:
 Proceeds from maturities                                                     14,325      5,755
 Purchases                                                                   (10,793)    (7,661)
Net increase in loans receivable                                              (6,893)   (12,842)
Purchases of FHLB stock                                                            -       (295)
Purchases of premises and equipment                                           (1,155)    (2,272)

  Net cash used in investing activities                                       (6,854)   (36,571)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand deposits, NOW,
   Super NOW, money market funds and savings deposits                          1,274     17,679
Net increase (decrease) in time deposits                                       3,893      1,128
Net increase (decrease) in securities sold under agreements to repurchase      3,455      1,965
Proceeds from long-term debt                                                       -      8,000
Repayments of long-term debt                                                    (185)    (4,174)
Dividends paid                                                                  (728)      (659)
Purchase of treasury stock                                                      (342)         -

  Net cash provided by financing activities                                    7,367     23,939

  Net increase (decrease) in cash and due from banks                            (200)   (10,660)

Cash and due from banks:
 Beginning of year                                                            12,773     21,517

 End of period                                                               $12,573    $10,857

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months Ended June 30, 2000
                           (Unaudited)
                          (In Thousands)

                                                                        Accumulated
                                                                        Other
                                           Common             Retained  Comprehensive
                                           Stock    Surplus   Earnings  Income (Loss)  Total
Balance December 31, 1999                  $2,996   $16,197   $19,320    $(334)        $38,179
 Comprehensive income
  Net Income                                                    2,215                    2,215
  Net change in unrealized gains/(losses)
   on securities available for sale, net
       of income taxes                                                     (11)            (11)

   Total comprehensive income                                                            2,204

Cash dividends declared, $.22 per share                          (665)                    (665)
Common stock issued in acquisition             57       (25)      100                      132

Balance June 30, 2000                      $3,053   $16,172   $20,970    $(345)        $39,850


                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months Ended June 30, 2001
                           (Unaudited)
                          (In Thousands)

                                                                        Accumulated
                                                                        Other
                                           Common             Retained  Comprehensive   Treasury
                                           Stock    Surplus   Earnings  Income (Loss)   Stock       Total
Balance December 31, 2000                  $3,053   $16,172   $22,085       $122         $(228)    $41,204
 Comprehensive income
  Net Income                                                    2,044                                2,044
  Net change in unrealized gains/(losses)
    on securities available for sale,
      net of income taxes                                                    370                       370

   Total comprehensive income                                                                        2,414

Cash dividends declared, $.24 per share                          (725)                                (725)
Purchase of treasury stock                                                                (342)       (342)

Balance June 30, 2001                      $3,053   $16,172   $23,404       $492         $(570)    $42,551



                        PEOPLES FIRST, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

June 30, 2001

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly-owned subsidiary, The Peoples Bank of Oxford (the "Bank") and its subsidiary (collectively "Peoples"). All material inter-company transactions have been eliminated. Peoples First, Inc. was formed on July 27, 2000 and is subject to regulation by the Board of Governors of the Federal Reserve System.

On April 10, 2000, the Bank, as predecessor of Peoples First, Inc., issued 56,918 shares of common stock, with a fair value of $1.4 million, to acquire all of the outstanding common stock of Wilmerding & Associates, Inc. ("Wilmerding"), an investment advisor registered with the SEC and based in Rosemont, Pennsylvania. Wilmerding is a wholly owned subsidiary of the Bank and the transaction was accounted for as a pooling of interests.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X.

Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in Peoples' 2000 Annual Report and Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

Note C - Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) are as follows:

                                              Six Months Ended
                                                   June 30,
                                               2001       2000
                                                (In Thousands)
Unrealized holding gains (losses)
arising during the period:
     Before tax amount                        $ 560      $(16)
     Income tax effect                         (190)        5
          Net of tax amount                   $ 370      $(11)

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

In July of 2001, the Financial Accounting Standards Board issued
Statement No. 141, "Business Combinations," and Statement No.
142, "Goodwill and Other Intangible Assets."

Statement No. 141 requires all business combinations to be accounted for using the purchase method of accounting as use of the pooling-of-interests method is prohibited. In addition, this Statement requires that negative goodwill that exists after the basis of certain acquired assets is reduced to zero should be recognized as an extraordinary gain. The provisions of this Statement apply to all business combinations initiated after June 30, 2001.

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for Peoples in January of 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible.

Adoption of these statements is not expected to have a material impact on Peoples' financial condition or results of operations.

Note E - Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation.
Such reclassifications did not affect net income.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

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

Financial Condition

Total assets of Peoples increased $8,802,000 during the first half of 2001. Increases in deposits of $5,167,000, securities sold under agreements to repurchase of $3,455,000 and the increase in retained earnings of $1,319,000 were the primary resources for the growth in assets. Net loans grew by $6,683,000 or 3.0% for the six months ended June 30, 2001. Federal funds sold increased $5,034,000, accrued interest receivable and other assets increased $2,059,000, along with an increase in bank premises and equipment. These increases were partially offset with decreases of $3,014,000 or 5.8% in securities and $2,611,000 in interest-bearing deposits with banks for the six months ended June 30, 2001.

Total deposits increased by $5,167,000 or 1.93% since year-end 2000. Most of this growth was in money market accounts which increased by $5,965,000 or 29.3%, along with increases of $3,893,000 in time deposits and $2,876,000 in demand deposits. These increases were partially offset by decreases in savings accounts by $4,403,000 and NOW and SuperNOW accounts by $3,164,000. The decrease in savings accounts was a result of $5,800,000 in trust department funds, which were transferred by the bank during the first quarter 2001 to alternate investment options outside the bank.

Results of Operations

Net income for the first six months of 2001 was $2,044,000 or $.67 per share and totaled $1,061,000 or $.35 per share for the three months ended June 30, 2001. In comparison, net income for the first half of 2000 was $2,215,000 or $.73 per share and $1,099,000 or $.36 per share for the quarter ended June 30, 2000. This reflects a $171,000 or 7.7% decrease in net income for the first six months of the year and a decrease of $38,000 or 3.5% for the second quarter 2001 compared to the second quarter 2000.

Net interest income for the first half of 2001 increased by $116,000 or 1.7% compared to the first half of 2000. Likewise, for the second quarter of 2001, net interest income increased $61,000 or 1.7% compared to the same time period in 2000. While net interest income is up, the net interest margin continues to compress from continued competition in product pricing, decreasing from 5.12% for the first half of 2000 to 4.76% for year to date 2001.

Loan growth was not as strong during the first half of 2001 as compared to first half 2000, which resulted in the decrease in the provision for loan losses. The provision for the first half of 2001 totaled $210,000 compared to $255,000 for the first half of 2000, a reduction of $45,000 or 17.7%. The provision for the second quarter 2001, totaled $90,000 compared to $105,000 for the second quarter of 2000. As a percentage of loans, the allowance for loan losses was 1.75% at June 30, 2001, compared to 1.74% at year end 2000 and 1.70% at June 30, 2000. Management makes regular assessments of the provision in relation to credit exposure, balance changes and other relevant factors and feels the allowance is adequate.

Non-interest income increased by $295,000 or 17.7% and $161,000 or 18.8% for the six and three month time periods ending June 30, 2001, respectively compared to the same periods in 2000.
The increase in non-interest income, compared to the same time period in 2000, was primarily attributed to an increase of $144,000 in fees from mortgage banking activities over first half 2000, supplemented with increases from other income up by $50,000, service charges on deposit accounts up by $78,000 and income from fiduciary activities up by $41,000. The favorable interest rate environment during 2001 has led to increased mortgage loan and refinancing demand. This increased demand and Peoples' efforts to expand the mortgage business by working more closely with local realtors has led to the increased fees from mortgage banking activities for the first half of 2001.

Total non-interest expense increased by $790,000 or 15.2% for the first half of 2001 compared to the same time period in 2000 and $351,000 or 13.0% for the second quarter of 2001 compared to the second quarter 2000. The largest increase was in salaries and employee benefits, which increased by $504,000 or 16.2% compared to the first half of 2000 and $256,000 or 16.0% for the second quarter 2001 in comparison to the same respective time periods in 2000. This is primarily due to payroll increases as a result of normal merit increases and additions to staff. Increases in payroll are anticipated as Peoples continues to grow in size, locations and product offerings. Also, occupancy expense reflected an increase of $123,000 or 40.5%, along with increases in the remainder of the operating expenses, with the exception of professional fees. These increases were anticipated as Peoples expanded its facilities. The Operations Center opened in August 2000 providing the base necessary for further growth. The West Kennett Branch was opened in January 2001 and the remodeling and expansion of the Oxford South Office was also completed in January 2001. While these facilities may contribute to higher operating expenses, it is anticipated the Operations Center will improve efficiencies and the increased operating costs will be offset by the additional income generated through the expansion of services to our customers and community. Last year professional fees included expenses relating to the acquisition of Wilmerding & Associates, Inc. together with expenses associated with the formation of the holding company that would not be included in 2001 expenses.

Income tax expense was $753,000 for the first half of 2001 compared to $916,000 for first half of 2000 and $382,000 for the second quarter 2001 compared to $458,000 for the second quarter 2001. Income tax expense as a percentage of income before income taxes was 26.9% for the first half 2001 compared to 29.3% for the first half 2000 and 26.5% for the second quarter 2001 compared to 29.4% for the second quarter 2000. The decrease in Peoples' effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and life insurance.

Liquidity

Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of Peoples' sources of liquidity is $250,559,000 in core deposits which increased $3,877,000 over total core deposits of $246,682,000 at year end. Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold, which total $34,434,000 and securities maturing in one year or less, which total $11,511,000. In comparison, interest-bearing due from banks and federal funds sold totaled $32,011,000 and securities maturing in one year or less totaled $17,045,000 at year end 2000. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that Peoples' liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $42,551,000 as of June 30, 2001, representing a $1,347,000 increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $1,319,000 and increased accumulated other comprehensive income of $370,000, partially offset with treasury stock purchases of $342,000.

At June 30, 2001, Peoples had a leverage ratio of 12.46%, a Tier I capital to risk-based assets ratio of 16.86% and a total capital to risk-based assets ratio of 18.11%. These ratios indicate Peoples exceeds the federal regulatory minimum requirements for a "well capitalized bank."

Item 3.  Quantitative and Qualitative Disclosure About Market
         Risk

The decline in rates so far this year has not had a material impact on Peoples' interest rate risk.

Please refer to the annual report to shareholders on Form 10-K filed with the Securities and Exchange Commission for December
31, 2000.



                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         The 2000 Annual Meeting of Shareholders of Peoples
First, Inc. was held on May 8, 2001. The following matters were presented for shareholder action at the meeting:

     - elect two (2) class I directors to hold office for three years from the election date;
     -     act upon the 2001 Stock Option Plan.

There was no solicitation in opposition to the nominees of the Board of Directors for election as directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld for each nominee was as follows:

Nominee Name                    Votes for             Votes withheld
Ben S. Beiler                   2,205,945                   0
Arthur A. Bernardon             2,205,945                   0

                                      Votes                    Broker
Other items for vote     Votes for   against   Abstentions   non-votes
2001 Stock Option Plan   1,745,431    69,902     157,771      229,561

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit   Title

3.1 Articles of Incorporation of Peoples (Incorporated by reference to Exhibit 3.1 to Peoples' Registration
          Statement on Form S-4, No. 333-30640.)

3.2 Bylaws of Peoples (Incorporated by reference to Exhibit 3.1 to Peoples' Registration Statement on
          Form S-4, No. 333-30640.)

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the three months ended June 30, 2001.



                          SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 PEOPLES FIRST, INC.
                                    (Registrant)


Date: August 10, 2001          BY: /s/ George C. Mason
                                       George C. Mason
                                       Chairman of the Board and
                                       Chief Executive Officer



Date: August 10, 2001          BY: /s/ Susan H. Reeves
                                       Susan H. Reeves
                                       Senior Vice President and
                                       Chief Financial Officer