Form 10-Q
period 2001-09-30
PEOPLES FIRST INC
filed 2001-11-13
CIK 1104901

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 2001 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM __________________ to __________________

Commission file number:  333-30640

PEOPLES FIRST, INC.
          ---------------------------------------------
            (Exact name of registrant as specified in its charter)

        PENNSYLVANIA                              23-3028825
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)              Identification No.)

24 SOUTH THIRD STREET, OXFORD, PENNSYLVANIA              19363
-------------------------------------------           ----------
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

             COMMON STOCK, Par Value $1.00 per share
      3,018,022 shares outstanding as of September 30, 2001


Item 1.   Financial Statements

                       PEOPLES FIRST, INC.
                   CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                    September 30,   December 31,
                                         2001           2000
                                    -------------   ------------
                                     (Unaudited)       (Note)
ASSETS
Cash and due from banks                $ 11,408       $ 12,773
Interest-bearing deposits with banks        616         13,996
Federal funds sold                       10,363         18,015
Securities:
  Available for sale, at fair value      61,829         48,746
  Held to maturity, at amortized cost     2,845          2,929
                                       --------       --------
    Total securities                     64,674         51,675

Loans - net of unearned income          242,563        225,784
  Allowance for loan losses               4,132          3,922
                                       --------       --------
      Net loans                         238,431        221,862

Investment in FHLB stock, at cost         1,368          1,368
Bank premises and equipment, net         10,649          9,557
Accrued interest receivable and
  other assets                            9,499          8,397
                                       --------       --------
      Total assets                     $347,008       $337,643
                                       ========       ========
LIABILITIES
Deposits:
  Demand, non-interest bearing         $ 62,524       $ 61,194
  NOW and Super NOW                      55,074         52,467
  Money market funds                     22,993         20,371
  Savings                                39,986         43,997
  Time                                   91,489         89,059
                                       --------       --------
      Total deposits                    272,066        267,088
Securities sold under agreements
  to repurchase                           9,005          6,700
Long-term debt                           19,477         19,756
Accrued interest payable and
  other liabilities                       2,870          2,895
                                       --------       --------
      Total liabilities                 303,418        296,439
                                       --------       --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per
  share; authorized 10,000,000
  shares; issued 3,053,208 shares         3,053          3,053
Surplus                                  16,172         16,172
Retained earnings                        24,095         22,085
Accumulated other comprehensive
  income                                    933            122
Treasury stock, at cost
  35,186 shares 2001;
  13,161 shares 2000                       (663)          (228)
                                       --------       --------
      Total stockholders' equity         43,590         41,204
                                       --------       --------
      Total liabilities and
        stockholders' equity           $347,008       $337,643
                                       ========       ========
      Memoranda: Standby letters
        of credit                      $  4,620       $  5,871
                                       ========       ========

Note: The balance sheet at December 31, 2000, has been derived from the audited financial Statements at that date.

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (In Thousands, Except Per Share Data)

                                                     Nine Months Ended   Three Months Ended
                                                       September 30,        September 30,
                                                     -----------------   ------------------
                                                       2001      2000       2001     2000
                                                     -------   -------     ------   ------
Interest income:
  Loans receivable, including fees                   $14,409   $14,081     $4,707   $4,858
  Securities:
    Taxable                                            1,784     1,754        566      614
    Tax-exempt                                           513       412        195      139
  Other interest and dividends                         1,017     1,013        320      482
                                                     -------   -------     ------   ------
      Total interest income                           17,723    17,260      5,788    6,093
                                                     -------   -------     ------   ------
Interest expense:
  Deposits                                             6,055     5,722      1,862    2,163
  Short-term borrowings                                  166       188         45       73
  Long-term borrowings                                   900       893        301      306
                                                     -------   -------     ------   ------
      Total interest expense                           7,121     6,803      2,208    2,542
                                                     -------   -------     ------   ------
      Net interest income                             10,602    10,457      3,580    3,551
Provision for loan losses                                270       360         60      105
                                                     -------   -------     ------   ------
      Net interest income after
        provision for loan losses                     10,332    10,097      3,520    3,446
                                                     -------   -------     ------   ------
Other income:
  Service charges on deposit accounts                    970       851        330      289
  Income from fiduciary activities                       406       349        139      123
  Investment management fees                             563       587        192      198
  Mortgage banking activities                            331       107        136       56
  Other income                                           739       692        247      250
                                                     -------   -------     ------   ------
      Total other income                               3,009     2,586      1,044      916
                                                     -------   -------     ------   ------
Other expenses:
  Salaries and employee benefits                       5,534     4,812      1,919    1,701
  Occupancy                                              654       475        227      171
  Furniture and equipment                                450       416        151      171
  Communications and supplies                            507       456        169      153
  Taxes, other than income                               278       251         93       85
  Professional fees                                      276       276        107       63
  Other                                                1,419     1,290        472      442
                                                     -------   -------     ------   ------
      Total other expenses                             9,118     7,976      3,138    2,786
                                                     -------   -------     ------   ------
      Income before income taxes                       4,223     4,707      1,426    1,576
Income tax expense                                     1,125     1,373        372      457
                                                     -------   -------     ------   ------
      Net income                                     $ 3,098   $ 3,334     $1,054   $1,119
                                                     =======   =======     ======   ======
Weighted average number of shares outstanding          3,027     3,053      3,020    3,053
                                                     =======   =======     ======   ======
Basic earnings per share                             $  1.02   $  1.09     $ 0.35   $ 0.37
                                                     =======   =======     ======   ======
Dividends declared per share                         $  0.36   $  0.34     $ 0.12   $ 0.12
                                                     =======   =======     ======   ======

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          (In Thousands)

                                             Nine Months Ended
                                               September 30,
                                           ---------------------
                                              2001        2000
                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 $  3,098    $  3,334
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Depreciation and amortization                 597         451
  Amortization of securities premium
    (discount), net                             (53)         (3)
  Provision for loan losses                     270         360
  Earnings on life insurance                   (149)       (130)
  Deferred income taxes                         (79)       (193)
  (Increase) decrease in other assets        (1,431)     (1,061)
  Increase (decrease) in other
    liabilities                                 (22)        (79)
                                           --------    --------
    Net cash provided by operating
      activities                              2,231       2,679
                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-
  bearing deposits with banks                13,380      (6,232)
Net (increase) decrease in federal funds
  sold                                        7,652     (15,786)
Securities held to maturity:
  Proceeds from maturities                       85          75
Securities available for sale:
  Proceeds from maturities                   20,735       9,145
  Purchases                                 (32,536)    (12,905)
Net increase in loans receivable            (16,839)    (14,634)
Purchases of FHLB stock                           -        (295)
Purchases of premises and equipment          (1,551)     (3,264)
                                           --------    --------
    Net cash used in investing
      activities                             (9,074)    (43,896)
                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing
  demand deposits, NOW, Super NOW, money
  market funds and savings deposits           2,548      20,109
Net increase in time deposits                 2,430       4,083
Net increase in securities sold under
  agreements to repurchase                    2,305       1,925
Proceeds from long-term debt                      -       8,000
Repayments of long-term debt                   (279)     (4,263)
Dividends paid                               (1,091)       (995)
Purchase of treasury stock                     (435)          -
                                           --------    --------
    Net cash provided by financing
      activities                              5,478      28,859
                                           --------    --------
    Net decrease in cash and due from
      banks                                  (1,365)    (12,358)

Cash and due from banks:
  Beginning of year                          12,773      21,517
                                           --------    --------
  End of period                            $ 11,408    $  9,159
                                           ========    ========

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           For the Nine Months Ended September 30, 2000
                           (Unaudited)
                          (In Thousands)

                                                                        Accumulated
                                                                            Other
                                         Common              Retained   Comprehensive
                                          Stock    Surplus   Earnings   Income (Loss)     Total
                                         ------   --------   --------   -------------    -------
Balance December 31, 1999                $2,996   $16,197    $19,320        $(334)       $38,179
                                                                                         -------
  Comprehensive income
    Net Income                                                 3,334                       3,334
    Net change in unrealized
      gains/(losses) on securities
      available for sale, net of
      income taxes                                                            181            181
                                                                                         -------
      Total comprehensive income                                                           3,515
                                                                                         -------
Cash dividends declared,
  $.34 per share                                              (1,032)                     (1,032)
Common stock issued in acquisition           57       (25)       100                         132
                                         ------    ------    -------        -----        -------
Balance September 30, 2000               $3,053    $16,172    $21,722       $(153)       $40,794
                                         ======    =======    =======       =====        =======



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          For the Nine Months Ended September 30, 2001
                           (Unaudited)
                          (In Thousands)

                                                                             Accumulated
                                                                                Other
                                             Common              Retained   Comprehensive   Treasury
                                              Stock    Surplus   Earnings   Income (Loss)     Stock     Total
                                             ------   --------   --------   -------------   --------   --------
Balance December 31, 2000                    $3,053   $16,172    $22,085        $ 122        $(228)
$41,204
                                                                                                       -------
  Comprehensive income
    Net Income                                                     3,098                                 3,098
    Net change in unrealized
      gains/(losses) on securities
      available for sale, net of
      income taxes                                                                811                      811
                                                                                                       -------
      Total comprehensive income                                                                         3,909
                                                                                                       -------
Cash dividends declared,
  $.36 per share                                                  (1,088)                               (1,088)
Purchase of treasury stock                                                                    (435)       (435)
                                             ------   -------    -------        -----        -----     -------
Balance September 30, 2001                   $3,053   $16,172    $24,095        $ 933        $(663)
$43,590
                                             ======   =======    =======        =====        =====     =======



                       PEOPLES FIRST, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

September 30, 2001

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Peoples First, Inc. ("Peoples") and its wholly-owned subsidiary, The Peoples Bank of Oxford (the "Bank") and its subsidiary. All material inter-company transactions have been eliminated. Peoples was formed on July 27, 2000, and is subject to regulation by the Board of Governors of the Federal Reserve System.

On April 10, 2000, the Bank as predecessor of Peoples First, Inc. issued 56,918 shares of common stock, with a fair value of $1.4 million, to acquire all of the outstanding common stock of Wilmerding & Associates, Inc. ("Wilmerding"), an investment advisor registered with the SEC and based in Rosemont, Pennsylvania. Wilmerding is a wholly owned subsidiary of the Bank and the transaction was accounted for as a pooling of interests.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended
September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Note C - Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) are as follows:

                                               Nine Months Ended
                                                 September 30,
                                               -----------------
                                                 2001     2000
                                                 ----     ----
                                                 (In Thousands)
Unrealized holding gains (losses) arising
 during the period:
  Before tax amount                             $1,229    $274
  Income tax effect                               (418)    (93)
                                                ------    ----
    Net of tax amount                           $  811    $181
                                                ======    ====

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

In June 2001, the Financial Accounting Standards Board issued
Statement No. 141, "Business Combinations," and Statement
No. 142, "Goodwill and Other Intangible Assets."

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

Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for Peoples in January 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible. Adoption of these statements is not expected to have a material impact on Peoples' financial condition or results of operations.

In July 2001, the Financial Accounting Standards Board issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for Peoples on January 1, 2003 and is not expected to have a significant impact on Peoples' financial condition or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement will be effective for Peoples on January 1, 2002 and are not expected to have a significant impact on Peoples' financial condition or results of operations.

Note E - Reclassification of Comparative Amounts

Certain comparative amounts for the prior period have been reclassified to conform to the current period's presentation.
Such reclassifications did not affect net income.



Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Forward Looking Statements

Except for historical information, this report may be deemed to contain "forward looking" statements regarding Peoples First, Inc. Examples of forward looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in Peoples' market areas. Such forward looking statements can be identified by the use of forward looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact Peoples' operating results include, but are not limited to, (i) the effects of changing economic conditions in Peoples' market areas and nationally,
(ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates,
(iv) changes in federal and state banking laws and regulations which could impact Peoples' operations, (v) funding costs, and
(iv) other external developments which could materially affect Peoples' business and operations.

Financial Condition

Total assets of Peoples increased $9,365,000 or 2.8% during the first nine months of 2001. Increases in deposits of $4,978,000 or 1.9%, securities sold under agreements to repurchase of $2,305,000 or 34.4% and the increase in retained earnings of $2,010,000 or 9.1% were the primary resources for the growth in assets. Net loans grew by $16,569,000 or 7.5% for the nine months ended September 30, 2001. Total securities increased $12,999,000 or 25.2%, along with increases of $1,102,000 or
13.1% in accrued interest receivable and $1,092,000 or 11.4% in bank premises and equipment. Part of the loan and security growth was funded by decreases of $7,652,000 or 42.7% in Federal funds and $13,380,000 or 95.6% in interest-bearing deposits with banks.

Total deposits increased by $4,978,000 or 1.9% since year-end 2000. Most of this growth was represented by growth of $2,622,000 or 12.9% in money market accounts, $2,607,000 or 5.0%
in NOW and SuperNOW accounts, $2,430,000 or 2.7% in time deposits and $1,330,000 or 2.2% in demand deposits. These increases were partially offset by a decrease in savings accounts of $4,011,000 or 9.1%. The decrease in savings accounts was a result of $5,800,000 in trust department funds, which were transferred by the bank during the first quarter of 2001 to alternate investment options outside the bank.

Results of Operations

Net income for the first nine months of 2001 was $3,098,000 or $1.02 per share and totaled $1,054,000 or $.35 per share for the three months ended September 30, 2001. In comparison, net income for the first nine months of 2000 was $3,334,000 or $1.09 per share and $1,119,000 or $.37 per share for the quarter ended September 30, 2000. This reflects a $236,000 or 7.1% decrease in net income for the first nine months of the year compared to last year and a decrease of $65,000 or 5.8% for the third quarter 2001 compared to the third quarter 2000.

Net interest income for the first nine months of 2001 increased by $145,000 or 1.4% compared to the first nine months of 2000. Likewise, for the third quarter of 2001, net interest income increased $29,000 or .8% compared to the same time period in 2000. Net interest income is up resulting from the higher volumes maintained during the first nine months of 2001 compared to 2000. Net interest income was negatively impacted in the third quarter by a reversal of $92,000 in interest income when a large commercial mortgage loan was placed on non-accrual. The net interest margin continues to compress from continued competition in product pricing and the overall decline in interest rates, decreasing from 5.03% for the first nine months of 2000 to 4.71% for year to date 2001.

The provision for loan losses for the first nine months of 2001 totaled $270,000 compared to $360,000 for the first nine months of 2000, a reduction of $90,000 or 25.0%. The reduction was largely the result of slower loan growth and lower net charge-offs than projected. The provision for the third quarter 2001, totaled $60,000 compared to $105,000 for the third quarter of 2000. With the large commercial mortgage placed on non-accrual during the third quarter 2001, the percent of non-performing loans to total loans increased from .28% at December 31, 2000 to 1.48% at September 30, 2001. At this time, the Bank does not anticipate any loss on this loan. As of October 11, 2001, all past due interest payments on this loan have been brought current. As a percentage of loans, the allowance for loan losses was 1.70% at September 30, 2001, compared to 1.74% at year end 2000 and 1.73% at September 30, 2000. Management makes regular assessments of the allowance in relation to credit exposure, balance changes, local economic conditions and other relevant factors and feels the allowance is adequate at September 30, 2001.

Non-interest income increased by $423,000 or 16.4% and $128,000 or 14.0% for the nine and three month time periods ending September 30, 2001, respectively compared to the same periods in 2000. The increase in non-interest income, compared to the same time period in 2000, was primarily attributed to an increase of $224,000 in fees from mortgage banking activities and $119,000 in service charges on deposit accounts, supplemented with increases in income from fiduciary activities up by $57,000 and other income up by $47,000 and partially offset by a decrease in investment management fees. The favorable interest rate environment during 2001 has led to increased mortgage loan and refinancing demand. This increased demand and Peoples' efforts to expand the mortgage business by working more closely with local realtors has led to the increased fees from mortgage banking activities for the first half of 2001. The increase in service charges on deposit accounts reflects increased fees collected on checks presented against non-sufficient funds.

Total non-interest expense increased by $1,142,000 or 14.3% for the first nine months of 2001 compared to the same time period in 2000 and $352,000 or 12.6% for the third quarter of 2001 compared to the third quarter 2000. The largest increase was in salaries and employee benefits, which increased by $722,000 or 15.0% compared to the first nine months of 2000 and $218,000 or 12.8% for the third quarter 2001 in comparison to the same respective time periods in 2000. This is primarily due to payroll increases as a result of normal merit increases and additions to staff of the Bank and its asset management subsidiary. Increases in payroll are anticipated as Peoples continues to grow in size, locations and product offerings.
Also for the year, occupancy expense reflected an increase of $179,000 or 37.7% and other increased $129,000 or 10.0%, along with increases in the remainder of the operating expenses.
These increases were anticipated as Peoples expanded its facilities. The Operations Center opened in August 2000 providing the base necessary for further growth. The West Kennett Branch was opened in January 2001 and the remodeling and expansion of the Oxford South Office was also completed in January 2001. While these facilities may contribute to higher operating expenses, it is anticipated the Operations Center will improve efficiencies and the branch expansion will generate additional income through the expansion of services to our customers and community.

Income tax expense was $1,125,000 for the first nine months of 2001 compared to $1,373,000 for the first nine months of 2000 and $372,000 for the third quarter 2001 compared to $457,000 for the third quarter 2000. Income tax expense as a percentage of income before income taxes was 26.6% for the first nine months 2001 compared to 29.2% for the first nine months 2000 and 26.1% for the third quarter 2001 compared to 29.0% for the third quarter 2000. The decrease in Peoples' effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and life insurance. In 2001, these accounts represented a larger portion of pre-tax income than in 2000.

Liquidity

Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of Peoples' sources of liquidity is $250,676,000 in core deposits, which increased $3,994,000 over total core deposits of $246,682,000 at year end. Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold, which total $10,979,000 and securities maturing in one year or less, which total $11,155,000. In comparison, interest-bearing due from banks and federal funds sold totaled $32,011,000 and securities maturing in one year or less totaled $17,045,000 at year end 2000. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that Peoples' liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $43,590,000 as of September 30, 2001, representing a $2,386,000 or 5.8% increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $2,010,000 and increased accumulated other comprehensive income of $811,000, partially offset with treasury stock purchases of $435,000.

At September 30, 2001, Peoples had a leverage ratio of 12.26%, a Tier I capital to risk-based assets ratio of 16.43% and a total capital to risk-based assets ratio of 17.69%. These ratios indicate Peoples exceeds the federal regulatory minimum requirements for a "well capitalized bank."

Item 3.  Quantitative and Qualitative Disclosure About Market
         Risk

While the fed funds rate and National Prime fell 350 basis points between December 31, 2000 and September 30, 2001, Peoples' net interest margin has remained fairly stable at 4.71% for the month of December 2000 compared to 4.71% for the year to date 2001. Because of the extent to which rates have declined this year, Peoples has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, Peoples has 34.9% of its deposits in NOW and savings accounts, which it considers core deposits, and which normally carry lower rates relative to other types of deposits. Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposit rates while loan and other earning asset rates continue to drop and reprice at lower rates will result in further compression of the net interest margin. The added risk in this market is that, as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates. The last financial simulation performed by Peoples as of June 30, 2001, showed a possible decline in net interest income of 7.2% or $1,023,000 in a -200 basis point rate shock over a one year period. The simulation included a change in the assumptions that the rates on NOW and savings accounts would remain constant in a +/-200 basis point rate shock. Peoples has actually reduced these rates since June 30, 2001, which has helped to mitigate the impact on the net interest margin. The net interest income at risk position of Peoples remains within the guidelines established by the Bank's asset/liability policy. Peoples continues to monitor and manage its rate sensitivity during these unusual times.

No material change has been noted in Peoples equity value at risk. Please refer to the annual report to shareholders on Form
10-K filed with the Securities and Exchange Commission for December 31, 2000 for further discussion of this matter.



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

         (a)  Exhibits

Exhibit   Title

  3.1 Articles of Incorporation of Peoples (Incorporated by reference to Exhibit 3.1 to Peoples' Registration
          Statement on Form S-4, No. 333-30640.)

  3.2 Bylaws of Peoples (Incorporated by reference to Exhibit 3.1 to Peoples' Registration Statement on
          Form S-4, No. 333-30640.)

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the three months ended September 30, 2001.



                           SIGNATURES

Under the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PEOPLES FIRST, INC.
                              ----------------------------------
                                         (Registrant)


Date:  November 8, 2001       BY:  /s/ George C. Mason
       ----------------          -------------------------------
                                 George C. Mason
                                 Chairman of the Board and
                                   Chief Executive Officer


Date:  November 8 , 2001       BY:  /s/ Susan H. Reeves
       ----------------          -------------------------------
                                 Susan H. Reeves
                                 Senior Vice President and
                                 Chief Financial Officer