Form 10-K
period 2001-12-31
PEOPLES FIRST INC
filed 2002-03-27
CIK 1104901

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

[ X ]   Annual report pursuant Section 13 of the Securities
        Exchange Act of 1934, for the fiscal year ended
        December 31, 2001, or

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

     As of January 31, 2002, the aggregate market value of the 2,998,135 shares of Common Stock of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $47,083,247. This figure is based on the last known sales price, prior to January 31, 2002, reported to the Registrant of $21.75 per share for Common Stock. Although directors, officers and five percent beneficial owners of the Registrant were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement, dated April 10, 2002, are incorporated by reference in Part III of this Form 10-K.



Forward Looking Statements

     Except for historical information, this report may be deemed to contain "forward looking" statements regarding Peoples First, Inc. Examples of forward looking statements include, but are not limited to, (i) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (ii) statements of plans and objectives of management or the Board of Directors, and (iii) statements of assumptions, such as economic conditions in Peoples' market areas. Such forward looking statements can be identified by the use of forward looking terminology such as "believes", "expects", "may", "intends", "will", "should", "anticipates", or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

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

     Peoples provides commercial banking and trust services through its wholly owned subsidiary The Peoples Bank of Oxford. The consolidated financial statements include Peoples and the Bank. All significant inter-company accounts and transactions have been eliminated. Peoples' primary source of operating funds is dividends received from the Bank. Peoples' expenses consist of minimal operating expenses. To obtain maximum tax advantage, this year Peoples purchased over $8,000,000 in municipal securities. The funds to purchase the securities were obtained through dividends received from the Bank. Dividends paid to stockholders consist of dividends declared and paid to Peoples by the Bank.

     As of December 31, 2001, Peoples had total assets of $361,349,000 and total stockholders' equity of $43,642,000.

The Peoples Bank of Oxford

     The Peoples Bank of Oxford is a state-chartered commercial banking institution, which was incorporated under the laws of the Commonwealth of Pennsylvania, on December 19, 1913. The Bank's deposits are insured by the Federal Deposit Insurance Corporation.

     As of December 31, 2001, the Bank had total assets of $353,116,000, total deposits of $282,531,000 and total stockholders' equity of $35,342,000. At year-end, December 31, 2001, the Bank had 138 full-time employees and 27 part-time employees.

     The Bank's Corporate Headquarters, Trust Department and full service Main Office are located at 24 South Third Street, Oxford, Pennsylvania. The Bank has eight offices and eight automated teller machines. These offices serve a predominately rural agricultural area, which includes southern Chester County, Pennsylvania and to a lesser extent southern Lancaster County, Pennsylvania and northern Cecil County, Maryland. In December 2001, the Bank opened its first branch in Maryland to better serve the northern Cecil County area. The Bank's Operations Center, located at 125 Peoples Drive, Oxford, Pennsylvania, opened in August of 2000.

     The Bank primarily serves individuals and small to medium sized farms and businesses, providing a broad range of services, including retail and commercial banking services, investment services and trust services. These services include providing various types of demand, savings and time deposit accounts, making secured and unsecured consumer, real estate and commercial loans, sale of investment products and safe deposit box rentals. Additionally, retail customers can access their account information, pay bills, transfer funds, and access information regarding bank services via their personal computer using online banking. The Bank provides its customers with access to invest in mutual funds, annuities, insurance and various other financial instruments via the INVEST Financial Corporation. In addition, the Bank also provides trust and investment services to individuals, small businesses and charitable organizations through its Trust Department. These services include investment management, estate settlement and maintenance of securities and accounting records for various types of trust relationships.

     On April 10, 2000, the Bank purchased Wilmerding &
Associates, Inc., located in Rosemont, Pennsylvania. Wilmerding is a registered investment advisor providing counsel to individual, fiduciary and corporate clients. At year-end, December 31, 2001, Wilmerding had seven full-time employees.

     The Bank's business is not seasonal in nature nor is the Bank involved in operations in foreign countries. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations. As a result, discrete information is not available and segment reporting would not be meaningful. The operations of Wilmerding & Associates, Inc. are not material to the consolidated financial statements.

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

     There are nine full service commercial banks and three savings banks with branches in the southern Chester County portion of Peoples' designated market area. Peoples maintains the majority of the market share in the Oxford area and has now gained the largest market share in the Avondale-West Grove area; in the remainder of the market area, Peoples continues to grow the size of its market share. Peoples is also subject to competition from banks outside of its service area for various financial services.

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

Loan and Deposit Structure

     At December 31, 2001, total loans, net of unearned income, equaled $252,172,000 with an additional $51,135,000 in standby letters of credit, unused lines of credit and commitments to extend credit. Peoples has a significant concentration of residential and commercial mortgage loans collateralized by properties located in southern Chester County. Approximately $45,681,000 in loans was outstanding to real estate investors; included in this category is a diverse group of properties and borrowers: $26,084,000 was collateralized by mortgages on commercial properties (stores, offices and convenience centers, etc.), about $10,983,000 were mortgage loans on one to four family rental properties, $3,392,000 were mortgages on mobile home parks, $3,245,000 was secured by multifamily rental properties and approximately $1,977,000 was outstanding on land development projects. These figures do not include mortgages on one to four family owner-occupied properties. Similarly, approximately, $16,378,000 in unused commitments was outstanding to real estate investors. Of those commitments, $3,937,000 was collateralized by commercial properties, $3,793,000 was secured by multi-family rental properties, $4,905,000 was secured by one to four family rental properties, $1,055,000 was secured by mobile home parks and $2,688,000 was secured by land development projects. These figures do not include conventional mortgages on one to four family owner-occupied properties.

     Peoples also has a significant portion of loans outstanding to the agricultural sector totaling $47,722,000. Approximately $28,876,000 of these loans was outstanding to the mushroom industry, which represents 11.4% of total loans, and about $18,846,000 was outstanding to other segments of the farm community. Likewise, unused commitments to the mushroom industry totaled $5,076,000, with $2,549,000 outstanding for other agricultural loans.

     At December 31, 2001, Peoples' total deposits equaled $282,462,000, of which 24.3% were non-interest bearing deposits and 75.7% were interest bearing deposits. Although Peoples' deposits are primarily generated from southern Chester County, there is no concentration of deposits in one person or group of persons that if withdrawn would have a material adverse effect on Peoples. Peoples has no brokered deposits. However, it should be noted that the liquidity position of any bank could be tightened in the event a substantial portion of the bank's depositors decided to withdraw their funds from the bank within a short period of time.

Regulation

     Peoples and the Bank are subject to extensive regulation and examination by the Federal Reserve, the Pennsylvania
Department of Banking, and the Federal Deposit Insurance
Corporation (FDIC). The Bank's deposit accounts are insured up to the maximum legal limits by the FDIC. Peoples is not a member of the Federal Reserve System.

     Federal and state banking laws regulate many aspects of Peoples' and the Bank's business including, but not limited to, capital requirements, amount of reserves for deposits, loans and investments Peoples and the Bank may make, acceptable collateral that may be taken and consumer protection laws.

     Peoples and the Bank are subject in the course of their activities to a growing number of federal, state and local environmental laws and regulations. Peoples does not anticipate that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings or on the competitive position of Peoples.

     Peoples is under the jurisdiction of the Securities and Exchange Commission and of state securities commissions for matters relating to the offering and sale of its securities. In addition, Peoples is subject to the Securities and Exchange Commission's rules and regulations relating to periodic reporting, proxy solicitation, and insider trading.
Wilmerding & Associates, Inc., is also subject to the Securities and Exchange Commission's rules and regulations applicable to registered investment advisors.

     FDIC Insurance Assessments

     The FDIC has implemented a risk-related premium schedule for all insured depository institutions that results in the assessment of premiums based on capital and supervisory measures. Under the risk-related premium schedule, the FDIC assigns, on a semiannual basis, each depository institution to one of three capital groups (well-capitalized, adequately capitalized or undercapitalized) and further assigns such institution to one of three subgroups within a capital group. The institution's subgroup assignment is based upon the FDIC's judgment of the institution's strength in light of supervisory evaluations, including examination reports, statistical analyses and other information relevant to measuring the risk posed by the institution. Only institutions with a total capital to risk-adjusted assets ratio of 10% or greater, and a Tier 1 capital to risk-based assets ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater, are assigned to the well-capitalized group. As of December 31, 2001, the Bank was well capitalized for purposes of calculating insurance assessments.

     The Bank Insurance Fund is presently fully funded at more than the minimum amount required by law. Accordingly, the 2001 Bank Insurance Fund assessment rates ranged from zero for those institutions with the least risk, to $0.27 for ever $100 of insured deposits for institutions deemed to have the highest risk. The Bank is in the category of institutions that presently pay nothing for deposit insurance. The FDIC adjusts the rates every six months. The FDIC has indicated from time to time that all banks may again be required to pay deposit insurance premiums in the future if the current trend of the size of the deposit insurance funds relative to all insured deposits continues.

     While the Bank presently pays no premiums for deposit insurance, it is subject to assessments to pay the interest on Financing Corporation bonds. The Financing Corporation was created by Congress to issue bonds to finance the resolution of failed thrift institutions. Prior to 1997, only thrift institutions were subject to assessments to raise funds to pay the Financing Corporation bonds. Beginning in 2000, commercial banks and thrifts are subject to the same assessment for Financing Corporation bonds. The FDIC sets the Financing Corporation assessment rate every quarter. the Financing Corporation assessment for the Bank (and all other banks) for the first quarter of 2002 is an annual rate of $.0182 for each $100 of deposits.

     Gramm-Leach-Bliley Act and Other Legislation

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

     The Gramm-Leach-Bliley Act creates a new category of bank holding company called a "financial holding company." In order to avail itself of the expanded financial activities permitted under the new law, a bank holding company must notify the Federal Reserve that it elects to be a financial holding company. A bank holding company can make this election if it, and all its bank subsidiaries, are well capitalized, well managed, and have at least a satisfactory Community Reinvestment Act rating, each in accordance with the definitions prescribed by the Federal Reserve and the regulators of the subsidiary banks. Once a bank holding company makes such an election, and provided that the Federal Reserve does not object to such election by such bank holding company, the financial holding company may engage in financial activities (i.e., securities underwriting, insurance underwriting, and certain other activities that are financial in nature as to be determined by the Federal Reserve) by simply giving a notice to the Federal Reserve within thirty days after beginning such business or acquiring a company engaged in such business. This makes the regulatory approval process to engage in financial activities much more streamlined than it was under prior law.

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

     In October 2001, the President signed into law the USA PATRIOT Act. This Act was passed in direct response to the terrorist attacks on September 11, 2001, and strengthens the anti-money laundering provisions of the Bank Secrecy Act. Most of the new provisions added by the Act apply to accounts at or held by foreign banks, or accounts of or transactions with foreign entities. The Bank does not have a significant foreign business and does not expect this Act to materially affect its operations. The Act does, however, require the banking regulators to consider a bank's record of compliance under the Bank Secrecy Act in acting of any application filed by a bank. As the Bank is subject to the provisions of the Bank Secrecy Act (i.e., reporting of cash transaction in excess of $10,000), the Bank's record of compliance in this area will be an additional factor in any applications filed by it in the future. To the Bank's knowledge, its record of compliance in this area is satisfactory.

Item 2 - Properties

     The principal banking office and executive offices of Peoples are located at 24 South Third Street, Oxford, Pennsylvania, 19363. Peoples owns the office building, which consists of approximately 21,000 square feet. In addition, Peoples owns an adjacent parking lot, which consists of approximately 33,000 square feet, providing parking for customers and employees.

     The Oxford South office, a full service branch, is located at 3400 Baltimore Pike, Oxford, in East Nottingham Township,
Pennsylvania. Peoples owns the office building, which consists of approximately 3,200 square feet.

     The Avon Grove Office, a full service branch, is located at 565 East Baltimore Pike in Avondale, Pennsylvania. The office consists of approximately 3,800 square feet. Peoples has a long-term lease on the land with rental payments in 2001 totaling $16,900. The lease term expires in March 2008 and provides for eight renewal options of five years each.

     The Longwood Office, a full service branch, is located at 900 East Baltimore Pike in Kennett Square, Pennsylvania. The office consists of approximately 3,800 square feet. The rental payments on the long-term land lease totaled $52,300 in 2001. The lease term expires in 2015 and provides for one five year renewal option and an additional renewal option of four years and three hundred and sixty-four days.

     The Jennersville Office, a full service branch, is located at Old Baltimore Pike and Route 796 in Penn Township, Chester County, Pennsylvania. The office consists of approximately 2,500 square feet. Peoples has a long-term land lease which expires in 2017 and provides for one five year renewal option and an additional renewal option of four years and eleven months. Rental payments in 2001 totaled $35,000.

     The West Kennett Office, a full service branch, is located at 920 West Cypress Street, Kennett Square, Pennsylvania. The office consists of approximately 3,800 square feet. The rental payment on the long-term land lease totaled $45,000 in 2001. Peoples has a long-term land lease which expires in 2020 and provides for one five year renewal options and an additional renewal option of four years and eleven months.

     The Rising Sun Office, a full service branch opened in December 2001, is located at 5 Maple Heights Lane, Rising Sun, Maryland. The office consists of approximately 3,800 square feet. The rental payment on the long-term land lease totaled $3,000 in 2001. Peoples has a long-term land lease which expires in 2021 and provides for two five year renewal options.

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

Item 3 - Legal Proceedings

     There are no pending legal proceedings to which Peoples is a party or to which its property is subject, which would in the opinion of management, be material in relation to Peoples' results of operations or financial condition.

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 4A - Executive Officers of the Registrant

     The following sets forth information with respect to executive officers of Peoples and the Bank. Each officer was elected at the first meeting of the Board of Directors following the 2001 Annual Meeting of Shareholders and will serve until the first meeting of the Board of Directors following the 2002 Annual Meeting of Shareholders, at which time the Board of Directors will elect officers for the following year. There are no arrangements or understandings between Peoples or the Bank and any person pursuant to which any such officers were selected.

     George C. Mason (age 66) is Chairman and served as Chief Executive Officer of Peoples through December 2001. He has been a Director of the Bank since 1972, has served as Chairman of the Board of the Bank since July 1973, and served as Chief Executive Officer of the Bank from March 1992 through December 2001.
Mr. Mason also serves as a Director of HERCO, Inc., Hershey, Pennsylvania. Since October 1988, Mr. Mason has been employed full time at the Bank.

     Hugh J. Garchinsky (age 51) is a Director and the President of Peoples. Since January 1, 2002, he has served as Chief Executive Officer of Peoples and the Bank. He has been a Director of the Bank since 1997, and became President of the Bank in 2000. Mr. Garchinsky joined the Bank in October 1992 as Manager of Loan Operations, became a Vice President in 1994, Senior Vice President in 1996, and Executive Vice President in 1997.

     David H. Acox, Jr. (age 53) joined the Bank as Trust
Officer in October 1989, became Vice President and Trust Officer in March 1994 and Senior Vice President and Trust Officer in
April 1997.  Mr. Acox is directly responsible for the Trust
Department.

     Jay L. Andress (age 50) joined the Bank in August 1973, became Vice President in charge of operations in March 1988, and has been Senior Vice President of Operations since April 1997. Mr. Andress is directly responsible for data processing, facilities and technology development. Mr. Andress is the son-in-law of Carl R. Fretz, Vice Chairman of the Board and Corporate Secretary of Peoples and the Bank.

     Gary R. Davis (age 47) joined the Bank in July 1994, became
Assistant Vice President in 1995, Vice President in 1997, Senior
Vice President in 1999 and currently directs the Bank's lending and credit analysis functions.

     Scott W. Gundaker (age 51) joined the Bank in October 2001 as Senior Vice President of Retail Services. Mr. Gundaker is directly responsible for marketing and community banking functions. Prior to joining Peoples, Mr. Gundaker was employed by Orbiscom, Inc. as Senior Vice President from 2000 to 2001. From 1998 to 2000, Mr. Gundaker was employed by Mastercard International as a Senior Vice President. From 1977 to 1997, Mr. Gundaker was Executive Vice President for CoreStates Financial Corporation.

     Howard M. Mannheim (age 63) joined the Bank in June 1996, and currently serves as Executive Vice President, Support Group Manager. Since January 2002, he has served as Chief Operating Officer. Mr. Mannheim is directly responsible for back office operations and administrative functions.

     Susan H. Reeves (age 48), Chief Financial Officer of Peoples, joined the Bank in January 1984, became Vice President and Auditor in 1991, Vice President and Chief Financial Officer in 1996, and currently serves as Senior Vice President, Cashier and Chief Financial Officer of the Bank. Mrs. Reeves is directly responsible for the financial division of the Bank.

PART II

Item 5 - Market Price for and Dividends on Peoples Common Stock and Related Stockholder Matters

     The authorized capital stock of Peoples consists of 10,000,000 shares of common stock, par value $1.00 per share, of which 2,998,135 shares were outstanding as of January 31, 2002. There were approximately 740 shareholders of record as of January 31, 2002. Peoples common stock is not listed or traded on a recognized securities exchange. Peoples common stock is traded in the over-the-counter market under the symbol PPFR and trading in Peoples common stock is limited in volume.

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

                                     2001              2000
                                     ----              ----
                                High      Low     High      Low
                                -----    -----    -----    -----
First Quarter                  $20.25   $17.25   $26.75   $25.00
Second Quarter                 $21.00   $19.25   $24.75   $18.00
Third Quarter                  $22.00   $20.25   $19.00   $15.50
Fourth Quarter                 $22.75   $20.50   $18.50   $15.00

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

     Peoples and the Bank have paid quarterly cash dividends on its common stock since 1988. The following sets forth the cash dividends declared per share on Peoples (or the Bank's) common stock during each of the two years ended December 31, 2001.

                                             Per-Share Dividends
                                             2001           2000
                                            -----          -----
First Quarter                               $0.12          $0.11
Second Quarter                              $0.12          $0.11
Third Quarter                               $0.12          $0.12
Fourth Quarter                              $0.13          $0.12

     Peoples retains American Stock Transfer & Trust Company, 59
Maiden Lane, New York, New York, as its transfer and dividend paying agent.

Item 6 - Selected Financial Data

                                                         Year Ended December 31,
                                        --------------------------------------------------------
                                          2001        2000        1999        1998        1997
                                        --------    --------    --------    --------    --------
INCOME STATEMENT DATA:
Net interest income                     $ 14,363    $ 13,951    $ 12,819    $ 11,869    $ 10,951
Provision for loan losses                    330         465         451         685         787
Non-interest income                        4,107       3,242       2,249       1,720       1,509
Non-interest expense                      12,434      11,101       8,746       7,511       6,371
                                        --------    --------    --------    --------    --------
  Income before income taxes               5,706       5,627       5,871       5,393       5,302
Income tax expense                         1,470       1,565       1,704       1,606       1,650
                                        --------    --------    --------    --------    --------
Net income                              $  4,236    $  4,062    $  4,167    $  3,787    $  3,652
                                        ========    ========    ========    ========    ========
BALANCE SHEET DATA (PERIOD END):
Total assets                            $361,349    $337,643    $292,508    $265,472    $219,784
Loans (net)                              247,990     221,862     204,244     169,783     145,326
Investments - held-to-maturity             2,845       2,929       3,330       3,790       5,545
Investments - available-for-sale          66,699      48,746      43,861      45,017      35,149
Federal funds sold                         9,429      18,015       1,095      13,909      12,900
Deposits                                 282,462     267,088     231,229     213,698     182,946
Long term debt                            24,349      19,756      16,110       9,919           -
Stockholders' equity                      43,642      41,204      38,179      36,052      33,089

PER SHARE DATA:
Basic earnings                          $   1.40    $   1.33    $   1.39    $   1.26    $   1.22
Cash dividends declared                     0.49        0.46        0.42        0.37        0.33
Book value                                 14.56       13.55       12.74       12.03       11.04
Weighted average common shares
  outstanding                              3,022       3,052       2,996       2,996       2,996

SELECTED RATIOS:
Return on average assets                    1.23%       1.30%       1.50%       1.56%       1.79%
Return on average stockholders'
  equity                                    9.78%      10.19%      11.17%      10.93%      11.47%
Average equity to average assets           12.61%      12.79%      13.42%      14.31%      15.58%
Allowance for loan losses to
  total loans at end of period              1.66%       1.74%       1.61%       1.72%       1.64%
Dividend payout ratio                      34.89%      34.39%      30.20%      29.51%      26.85%

Item 7 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

     The following discussion represents management's analysis of the financial condition and results of operations of Peoples First, Inc. ("Peoples") and should be read in conjunction with the accompanying financial statements and other financial data included elsewhere in this report.

Forward-Looking Statements

     Except for historical information, this report may be deemed to contain "forward-looking" statements regarding Peoples. Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in Peoples' market areas. Such forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "intends," "will," "should," "anticipates," or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

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

Critical Accounting Policies

     Note 2 to Peoples consolidated financial statements (included in Item 8 of the Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Peoples and its results of operations.

Overview

     In 2001, Peoples recorded net income of $4,236,000, an increase of $174,000 or 4.28% from net income of $4,062,000 in 2000. Net income was $4,167,000 in 1999. Improvement in net interest income, increased non-interest income and a reduction in the provision for loan losses led to overall improved earnings for 2001. Actual net interest income increased $412,000 in 2001 compared to 2000 and increased $1,132,000 in 2000 compared to 1999. While increased volume in loans and securities was the major contributor to increased interest income, the overall decline in interest rates offset a major portion of the increase in net interest income. Non-interest income increased $865,000 in 2001 compared to 2000 and increased $993,000 in 2000 compared to 1999. The increase in non-interest income in 2001 compared to 2000 was primarily attributable to increased mortgage banking activities, no write-down on securities, along with increased service charges on deposit accounts. Basic earnings per share were $1.40 in 2001, $1.33 in 2000 and $1.39 in 1999.

     Return on average assets was 1.23% for 2001, compared with 1.30% in 2000 and 1.50% in 1999. Return on average equity for 2001 was 9.78% compared to 10.19% in 2000 and 11.17% in 1999.

     During 2001, average interest-earning assets increased by 9.5% or $27,541,000 to $318,698,000. Average interest-bearing liabilities increased $22,586,000 or 10.5%, to $237,076,000 for the year. The growth in earning assets was the primary contributor to the increase in interest income. This increase was partially offset with higher interest expense resulting from the growth in interest bearing liabilities and the net decrease in earnings from lower rates. Together these netted an increase of $543,000 or 3.8% in fully tax-equivalent net interest income. The net interest margin declined from 4.97% in 2000 to 4.71% in 2001. The compression in the net interest margin is due to continued competition in product pricing and the overall decline in interest rates.

     Non-interest income increased $865,000 or 26.7% in 2001 compared to an increase of $993,000 or 44.2% in 2000. The increase in 2001 resulted from increased mortgage banking activities by $290,000, service charges collected on deposit accounts and checks presented against non-sufficient funds by $163,000 and not having a write-down this year on a held-to-maturity security. This was supplemented with increased income from fiduciary activities by $65,000 and other income by $80,000, which includes fee income from the sale of mutual funds and annuities. These increases were partially offset by a decrease in investment management fees received by Wilmerding. Because Wilmerding's fee income is based on the market value of assets under management, the overall decline in the stock market directly impacted its revenues.

     Non-interest expenses increased $1,333,000 or 12.0% for 2001, compared to an increase of $2,355,000 or 26.9% for 2000. The 2001 increase was largely a result of increased salaries and employee benefits of $989,000, occupancy expense of $195,000 and other operating expenses of $101,000. The increased salaries and employee benefits consisted of normal merit increases and to a greater extent additions to staff of the Bank and its asset management subsidiary. Higher operating and occupancy expenses were a result of expansion, including the Operations Center which opened in August of 2000, the West Kennett Branch which opened in January 2001, the expansion of the Oxford South Branch which was completed January 2001 and the Rising Sun Branch which opened in December 2001. The 2000 increase was primarily a result of increased salaries and employee benefits consisting of normal merit increases and to a greater extent additions to staff, as Wilmerding's expenses were combined with Peoples. The 2000 increases in professional fees, principally legal and accounting fees, were attributed to expenses associated with the acquisition of Wilmerding, together with expenses related to the formation of the holding company. Other operating expenses increased in 2000 as a result of expenses from the Operations Center, occupied during the third quarter 2000; the opening of a small branch in Jenners Pond; and the initiation of the on-line banking program.

     The following table sets forth selected quarterly financial data and per share data.

Quarterly Financial Data

                                             2001                                        2000
                          -----------------------------------------   -----------------------------------------
                            First      Second     Third      Fourth     First      Second     Third      Fourth
                           Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                          --------   --------   --------   --------   --------   --------   --------   --------
                                                  (In Thousands, Except per Share Data)
Interest income           $ 6,011    $ 5,924    $ 5,788    $ 5,707    $ 5,408    $ 5,759    $ 6,093    $ 6,209
Interest expense           (2,549)    (2,364)    (2,208)    (1,946)    (2,001)    (2,260)    (2,542)    (2,715)
                          -------    -------    -------    -------    -------    -------    -------    -------
Net interest income         3,462      3,560      3,580      3,761      3,407      3,499      3,551      3,494
Provision for loan
  losses                     (120)       (90)       (60)       (60)      (150)      (105)      (105)      (105)
Non-interest income           948      1,017      1,044      1,098        814        856        916        656
Non-interest expense       (2,936)    (3,044)    (3,138)    (3,316)    (2,497)    (2,693)    (2,786)    (3,125)
                          -------    -------    -------    -------    -------    -------    -------    -------
Income before income
  taxes                     1,354      1,443      1,426      1,483      1,574      1,557      1,576        920
Income tax expense           (371)      (382)      (372)      (345)      (458)      (458)      (457)      (192)
                          -------    -------    -------    -------    -------    -------    -------    -------
Net Income                $   983    $ 1,061    $ 1,054    $ 1,138    $ 1,116    $ 1,099    $ 1,119    $   728
                          =======    =======    =======    =======    =======    =======    =======    =======
PER SHARE DATA:
Basic earnings (1)        $  0.32    $  0.35    $  0.35    $  0.38    $  0.36    $  0.36    $  0.37    $  0.24
                          =======    =======    =======    =======    =======    =======    =======    =======
Dividends declared        $  0.12    $  0.12    $  0.12    $  0.13    $  0.11    $  0.11    $  0.12    $  0.12
                          =======    =======    =======    =======    =======    =======    =======    =======

(1) Peoples has a simple capital structure. Basic earnings per share represents income available to common shareholders divided by the weighted average number of common shares outstanding during the period.

Results of Operations

Net Interest Income and Net Interest Margin

     Net interest income is the difference between interest income earned on investments and loans, and interest expense incurred on deposits and other liabilities. For analysis purposes, net interest income is evaluated on a fully tax equivalent (FTE) basis to facilitate comparison with interest earned which is subject to federal taxation at the statutory tax rate of 34%. The factors that affect net interest income include changes in interest rates and changes in interest-earning assets and interest-bearing liabilities. Net interest income on an FTE basis increased by $543,000 or 3.8% to $15,011,000 in 2001 from $14,468,000 in 2000. Comparatively, net interest income (FTE basis) increased by $1,154,000 or 8.7% in 2000 from $13,314,000 in 1999.

     The following table includes average balances, rates and interest income and expense adjusted to an FTE basis, the interest rate spread and the net interest margin. Following that is the rate and volume analysis table that shows changes in net interest income attributed to changes in rates and changes in average balances of interest-earning assets and interest-bearing liabilities.

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

                                        2001                       2000                       1999
                              --------------------------  -------------------------  --------------------------
                              Average             Yield/  Average            Yield/   Average            Yield/
                              Balance  Interest    Rate   Balance  Interest   Rate    Balance  Interest   Rate
                             --------  --------   ------  -------  --------  ------   -------  --------  ------
                                                            (In Thousand)
ASSETS
Interest-Earning Assets:
Securities:
  Taxable                    $ 42,164   $ 2,428   5.76%  $ 39,199   $ 2,395   6.11%  $ 36,300   $ 2,091   5.76%
  Tax-exempt                   13,589     1,081   7.95%    10,295       829   8.05%    11,397       882   7.74%
                             --------   -------   -----  --------   -------   -----  --------   -------   -----
Total securities               55,753     3,509   6.29%    49,494     3,224   6.51%    48,598     3,033   6.24%
Interest-bearing due from
  banks                         7,991       358   4.48%     9,638       609   6.32%    13,301       653   4.91%
Federal funds sold             18,201       688   3.78%    12,331       778   6.31%     9,374       465   4.96%
Loans:
  Taxable                     226,834    18,608   8.20%   210,913    18,589   8.81%   180,416    15,587   8.64%
  Tax-exempt                    8,552       826   9.66%     7,437       691   9.29%     6,109       573   9.38%
                             --------   -------   ----   --------   -------   ----   --------   -------   ----
Total loans                   235,386    19,434   8.26%   218,350    19,280   8.83%   186,525    16,160   8.66%
Investment in FHLB stock        1,367        89   6.51%     1,344        95   7.07%       901        60   6.66%
                             --------   -------   ----   --------   -------   ----   --------   -------   ----
Total interest-earning
  assets                      318,698    24,078   7.56%   291,157    23,986   8.24%   257,798    20,311   7.88%
Non-interest-earning assets    24,833                      20,708                      20,016
                             --------                    --------                    --------
  Total Assets               $343,531                    $311,865                    $277,814
                             ========                    ========                    ========
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest-Bearing Liabilities:
  Savings and transaction
    accounts                 $117,493   $ 2,660   2.26%  $104,619   $ 3,292   3.15%  $ 89,908   $ 2,153   2.39%
  Time deposits                91,441     4,981   5.45%    84,688     4,761   5.62%    78,566     3,892   4.95%
                             --------   -------   ----   --------   -------   ----   --------   -------   ----
Total interest-bearing
  deposits                    208,934     7,641   3.66%   189,307     8,053   4.25%   168,474     6,045   3.59%
Securities sold under
  agreements to repurchase      7,803       189   2.42%     5,580       267   4.78%     4,429       159   3.59%
Long-term debt                 20,339     1,237   6.08%    19,603     1,198   6.11%    13,467       793   5.89%
                             --------   -------   ----   --------    ------   ----   --------    ------   ----
Total interest-bearing
  liabilities                 237,076     9,067   3.82%   214,490     9,518   4.44%   186,370     6,997   3.75%
                                        -------   ----               ------   ----               ------   ----
Demand deposits, non-
  interest bearing             61,073                      55,408                      52,595
Other liabilities               2,047                       2,092                       1,556
Stockholders' equity           43,335                      39,875                      37,293
                             --------                    --------                    --------
  Total Liabilities and
   Stockholders' Equity      $343,531                    $311,865                     $277,814
                             ========                    ========                     ========
  Net interest income                    $ 15,011                    $14,468                    $ 13,314
                                         ========                    =======                    ========
Interest rate spread                              3.74%                       3.80%                       4.13%
                                                  ====                        ====                        ====
Net interest margin                               4.71%                       4.97%                       5.16%
                                                  ====                        ====                        ====

     Yields on tax-exempt assets have been computed on a fully tax equivalent basis assuming a tax rate of 34%.

     For yield calculation purposes, non-accruing loans are included in the average loan balances.

     Interest income on loans includes amortized fees and costs on loans totaling $134,000 for 2001, $139,000 for 2000 and
$120,000 for 1999.

Rate/Volume Analysis

                                        2001 versus 2000              2000 versus 1999
                                  ---------------------------   ---------------------------
                                         Change Due To                 Change Due To
                                    Rate      Volume    Total     Rate     Volume    Total
                                  --------   -------   ------   ------    -------   -------
                                                        (In Thousands)
Interest-Earning Assets:
Securities:
  Taxable                         $  (138)   $  171    $  33    $  130    $  174    $  304
  Tax-exempt                          (10)      262      252        35       (88)      (53)
Interest-bearing due from banks      (177)      (74)    (251)      187      (231)      (44)
Federal funds sold                   (312)      222      (90)      126       187       313
Loans                              (1,253)    1,407      154       310     2,810     3,120
Investment in FHLB stock               (7)        1       (6)        4        31        35
                                  -------    ------    -----    ------    ------    ------
    Total                          (1,897)    1,989       92       792     2,883     3,675
                                  -------    ------    -----    ------    ------    ------
Interest-Bearing Liabilities:
Savings and transaction accounts     (923)      291     (632)      676       463     1,139
Time deposits                        (148)      368      220       525       344       869
Securities sold under
  agreements to repurchase           (132)       54      (78)       53        55       108
Long-term debt                         (6)       45       39        30       375       405
                                  -------    ------    -----    ------    ------    ------
    Total                          (1,209)      758     (451)    1,284     1,237     2,521
                                  -------    ------    -----    ------    ------    ------
Net Interest Income               $  (688)   $1,231    $ 543    $ (492)   $1,646    $1,154
                                  =======    ======    =====    ======    ======    ======

     Interest income is presented on a fully tax equivalent basis, assuming a tax rate of 34%.

     The net change attributable to the combination of rate and volume has been allocated to change due to volume.

     The 475 basis point reduction in the Federal Reserve Bank's federal funds rate and the discount rate during 2001 has resulted in an overall decline in net interest income due to rate changes totaling $688,000. The reduction in rates on interest-earning assets resulted in a decline of interest income of $1,897,000. The decreased income was partially offset with a reduction in interest expense on interest-bearing liabilities totaling $1,209,000.

     Tax equivalent interest income increased by $92,000 between 2001 and 2000, due to growth in asset volume contributing $1,989,000 in interest income, largely offset with a reduction of $1,897,000 resulting from the decline in rates. The primary components of this increase were the growth in average loans of $17,036,000 positively impacting interest income by $1,407,000; however, a decline of 57 basis points in the yield on loans lowered interest income by $1,253,000. The growth in loans was directly related to a continued emphasis on developing new lending business and retaining more mortgage loans in-house, instead of selling them on the secondary market. Total average securities grew by $6,259,000 but the corresponding yield decreased 22 basis points. The growth in securities increased interest income by $433,000, but the decline in rates reduced the return by $148,000. Average Federal funds sold increased by $5,870,000, increasing income by $222,000, more than offset by a decrease in yield of 253 basis points, which resulted in a reduction in interest income of $312,000. Interest-bearing due from bank balances decreased by $1,647,000, decreasing income by $74,000, accompanied by a 184 basis point decline in rate, amounting to a decrease to income of $177,000.

     Total interest-bearing liabilities grew by $22,586,000 between 2001 and 2000, increasing interest expense by $758,000 for 2001, more than offset by a lower annualized rate on total interest-bearing liabilities by 62 basis points which decreased interest expense by $1,209,000. Deposit balances grew, as Peoples continues to expand within its market area, with growth contributing $659,000 in interest expense. Overall, the lower rates paid on deposits in 2001, reduced interest expense by
$1,071,000.   Peoples borrowed some additional long-term money
from the Federal Home Loan Bank. Long-term debt averaged $20,339,000 for the year, additional increases were matched against a similar maturity and volume of customer mortgages retained in-house. Matching these maturities enabled Peoples to lock in a spread, along with a long-term interest income cash flow, while managing the interest rate risk. As a result, the growth in long-term borrowings at an overall lower rate added $45,000 to interest expense.

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

     Total interest-bearing liabilities grew by $28,120,000 between 2000 and 1999, increasing interest expense by $1,237,000 for 2000, along with a higher annualized rate up by 69 basis points increasing interest expense by $1,284,000. Deposit balances grew, as Peoples continued to expand within its market area, with growth contributing $807,000 in interest expense. Peoples remained competitive with rates and ran several promotions on certificates of deposits and remodeled Super NOW product. Overall, the higher rates paid on deposits in 2000
increased interest expense by $1,201,000.   Peoples borrowed
long-term money from the Federal Home Loan Bank during 2000 and 1999. Long-term debt averaged $19,603,000 for the year. As a result, the growth in long-term borrowings added $375,000 to interest expense.

     The net interest margin is the ratio of net interest income to interest-earning assets, reflecting a net yield on earning assets. Peoples' net interest margin, on a tax equivalent basis, for the years 2001, 2000 and 1999 was 4.71%, 4.97% and 5.16%, respectively. The compression in the net interest margin in 2001, compared to 2000, resulted from the overall decline in rates during the year and the continued competition in product pricing. The decrease in yields on interest-earning assets by 68 basis points was not matched by an identical decrease in rates on interest-bearing liabilities, which decreased 62 basis points. During the year Peoples had 34.5% of its deposits in NOW and savings accounts, which it considers core deposits and which normally carry lower rates relative to other types of deposits. Because of this, these accounts have historically contributed significantly to the net interest margin. However, these accounts are not able to absorb the decrease in market rates resulting from the 475 basis point decrease in the Federal Reserve's federal funds rate and discount rate. This compression on the margin is reflected in the spread declining from 3.80% in 2000 to 3.74% in 2001. The monetary impact can also be seen in the rate change analysis: interest income decrease attributed to rate was $1,897,000 compared to a
decrease in interest expense of $1,209,000.   The compression in
the margin in 2000, resulted from an increase in yields on interest-earning assets by 36 basis points being outpaced by an increase in rates on interest-bearing liabilities, which climbed 69 basis points.

Provision for Loan Losses

     The provision for loan losses and allowance for loan losses are based on management's ongoing assessment of Peoples' credit exposure and consideration of other relevant factors. The allowance for loan losses is a valuation reserve, which is available to absorb future loan charge-offs. The provision for loan losses is the amount charged to earnings on an annual basis.

     Peoples recorded a $330,000 provision for loan losses in 2001, as compared to a provision of $465,000 and $451,000 in 2000 and 1999, respectively. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Loan Losses."

Non-Interest Income

     With the continued compression of the net interest margin, Peoples has been focusing on methods to increase non-interest income. Non-interest income of $4,107,000 for 2001 increased $865,000 or 26.7% for the year 2001 compared to 2000. Non-interest income was $3,242,000 in 2000 compared to $2,249,000 in 1999.

     Service charges on deposit accounts continued to grow with income of $1,338,000, $1,175,000 and $1,077,000 for the years
2001, 2000 and 1999, respectively. The increase in service charges on deposit accounts reflects primarily increased fees collected on checks presented against non-sufficient funds. The overall trend is consistent with the growth noted in deposit account balances and especially growth in demand deposits, NOW and Super NOW accounts, which has the greatest effect on Peoples' service charge income.

     People's Trust Department continues to grow in size to current year-end fair value of assets under management totaling $99,238,000 compared to $96,997,000 in 2000 and $77,043,000 in
1999. Likewise, income generated by the Trust Department also continues to grow with income for the years 2001, 2000 and 1999 of $539,000, $474,000 and $414,000, respectively.

     The Bank acquired a wholly owned subsidiary during April 2000, Wilmerding & Associates, Inc. an investment advisor. The transaction was accounted for as a pooling-of-interests and years prior to 2000 have not been restated because the adjustments would be immaterial. Wilmerding generated investment management fees totaling $749,000 for 2001 and $808,000 for the year 2000. Wilmerding's fees are based on the market value of assets under management, which for 2001 reflects the impact of the overall decline in the market. While Wilmerding is not achieving the level of profitability desired, Peoples has plans to expand this business in an effort to increase revenues. At the present time, Wilmerding is not a significant contributor to Peoples' total revenues.

     Income from mortgage banking activities totaled $476,000 in 2001, which was an increase of 155.9% or $290,000 compared to 2000. In addition to originating and retaining mortgages in its portfolio, Peoples also acts as a broker in the secondary mortgage market. Peoples originates individual loans for correspondent banks and mortgage companies and receives a fee
for these services.   The favorable rate environment for
mortgage banking activities during 2001 led to increased mortgage loan and refinancing demand. This increased demand and Peoples' efforts to expand the mortgage business by working more closely with the realtors in its market area led to the increased fees from mortgage banking activities. This contributed to an approximate 165.8% increase in the volume of mortgages sold. In comparison, secondary mortgage origination fees collected for the year 2000 totaled $186,000 and $135,000 for 1999.

     Peoples generally holds the securities in its portfolio until maturity, which normally results in nominal securities gains and losses. In 2000, Peoples wrote-down a held-to-maturity security issue by $326,000. This was a partial write-down of approximately 10.0%, with the remainder still on the books. Peoples continued to monitor this security during the year and no additional losses are anticipated.

     Other income increased by $80,000 to $1,005,000 for 2001, compared to $925,000 and $623,000 in 2000 and 1999, respectively. This increase was primarily a result of commissions received from the sales of investment products and services, which Peoples began to offer to its customers during the second quarter of 1999, and income from a life insurance investment.

Non-Interest Expense

     Non-interest expense increased $1,333,000 or 12.0% in 2001 to $12,434,000, up from $11,101,000 in 2000 and $8,746,000 in
1999. The increase for 2001 was primarily from increased salaries and employee benefits, occupancy, other operating expenses and smaller increases in the remaining categories, except for professional fees, which decreased. Expenses for 2001 and 2000 for Wilmerding have been included in the appropriate categories.

     Salaries and employee benefits increased $989,000 or 15.1% in 2001 totaling $7,525,000, up from $6,536,000 in 2000.
Likewise, salaries and employee benefits increased $1,482,000 or 29.3% in 2000 compared to 1999. The increases were primarily payroll and benefits expense incurred through normal merit increases, bonuses and, to a greater extent, additions to staff of the Bank and its subsidiary. The number of full time equivalent employees rose from 118 in 1999 to 136 in 2000 and then to 151 in 2001. Increases in payroll are anticipated, as Peoples continues to grow in size, locations and product offerings with additional staff being added as required.

     Occupancy expense increased by $195,000 or 28.6% to $878,000 in 2001 after increasing from $683,000 in 2000 and $536,000 in 1999. These expenses were anticipated as Peoples expanded its facilities. The increased expense in 2001 was attributed to a full year of expenses from the Operations Center, which provided the base necessary for further growth and should improve efficiencies. The West Kennett Branch opened in January 2001 and the remodeling and expansion of the Oxford South Branch was also completed in January 2001. Peoples opened its first facility in Maryland, opening the Rising Sun Branch in December 2001. While these facilities may contribute to higher occupancy expenses, it is anticipated the branch expansion will generate additional income through the expansion of services to our customers, community and new business development.
Increases in occupancy expense are anticipated as Peoples continues to grow and expand its facilities.

     Furniture and equipment expense reflected an increase of $41,000 or 7.1% in 2001, to $615,000 compared to $574,000 in
2000 and $438,000 in 1999. The Operations Center and new branch facilities added to the increased depreciation expense. Furniture and equipment expense is anticipated to increase in 2002, as a result of Peoples' desire to keep current with technological advances and expands its branch network.

     Communication and supplies reflects an increase of $43,000 or 6.7% to $689,000 in 2001 from $646,000 in 2000 and $523,000 in 1999. This increased expense correlates with a full year of increased expenditures relating to new branches and business growth.

     Taxes, other than income, consist of the Pennsylvania Bank
Shares Tax, which totaled $371,000 in 2001, $333,000 in 2000 and
$303,000 in 1999 and represents .86%, .84% and .81% of average stockholders' equity, respectively.

     Professional fees decreased to $343,000 in 2001 compared to $417,000 in 2000 and $203,000 in 1999. The decrease of $74,000 in 2001, can be attributed to the absence in 2001 of legal and accounting costs incurred during 2000 related to the acquisition of the investment counseling firm, totaling $67,000, and the formation of the holding company, totaling $64,000. The levels of expenditures in 1999 were a result of business growth and the accompanying complexities, requiring additional outside expertise.

     Other operating expense increased by 5.3% to $2,013,000 in 2001, after increasing to $1,912,000 in 2000 from $1,689,000 in
1999. The increase in 2001, was the result of various category increases and decreases, the largest of which were a $39,000 increase in computer and software costs, a $32,000 increase in on-line banking charges as Peoples utilizes advances in new technology, and $30,000 to comply with information security regulations. Likewise, the increase in 2000, was the result of various category increases and decreases, the largest of which were a $80,000 debit card expense, as usage continues to increase; and a $69,000 increase in computer and software costs as Peoples utilizes advances in new technology. In addition, increases were noted in marketing expense, and the added expenses of Wilmerding. These are all a result of expanding Peoples' marketing efforts, developing non-interest income and business growth, as Peoples placed more emphasis on promoting our services and targeting our customer base.

Income Taxes

     Income tax expense was $1,470,000 for 2001 compared to $1,565,000 for 2000 and $1,704,000 in 1999. Income tax expense as a percentage of income before income taxes was 25.8%, 27.8% and 29.0% for the years ended 2001, 2000 and 1999, respectively. The decrease in 2001 and 2000 in the Peoples' effective tax rate away from the statutory rate of 34% is a result of several tax-free investments. Tax credits are realized on an investment in a community development project, along with an additional percentage of income derived from tax-exempt investments and loans, and tax-exempt income earned on a life insurance investment.

     Refer to Note 9 to the financial statements for further analysis of income taxes.

Return on Average Equity and Average Assets

     Return on average equity (ROE) and return on average assets
(ROA) are commonly used measures of bank profitability. ROE is a measure of return on the capital invested by stockholders, while ROA measures the overall return that a bank achieves on its asset base.

     Return on average equity is calculated by dividing net income by average stockholders' equity. Peoples' ROE decreased to 9.78% for 2001, from 10.19% in 2000. Peoples' ROE for 1999 was 11.17%. Return on average assets is derived by dividing net income by average assets. Peoples' ROA for the years ended 2001, 2000 and 1999 was 1.23%, 1.30% and 1.50%, respectively

Financial Condition

Securities

     The securities portfolio is a component of interest-earning assets and is second in size only to the loan portfolio. Investment securities not only provide interest income, they provide a source of liquidity, diversify the earning asset portfolio and provide collateral for public funds and securities sold under agreements to repurchase.

     Peoples' securities are classified as either held-to-maturity or available-for-sale. Securities in the held-to-maturity category are accounted for at amortized cost. Available-for-sale securities are accounted for at fair value with unrealized gains and losses, net of taxes, reported as a separate component of comprehensive income. In addition, there have been no transfers of securities from available-for-sale to held-to-maturity, nor were there any securities sold.

     While Peoples generally intends to hold its investment portfolio until maturity, a significant portion of the investment portfolio is classified as available-for-sale, with new purchases generally categorized as available-for-sale. The fair value of these securities improved with this year's decrease in interest rates. This resulted in net unrealized gains at year-end 2001 of $997,000, an increase of $813,000 since year-end 2000, which is reflected as accumulated other comprehensive income of $659,000 in stockholders' equity, net of deferred income taxes. The accumulated other comprehensive income at December 31, 2000 totaled $184,000 or $122,000, net of taxes.

     The held-to-maturity securities, which were written down in 2000 by $326,000 due to financial problems of one issuer, continue to perform in accordance with the provisions of the related security. Peoples at this time does not expect additional losses on its held-to-maturity securities portfolio.

     The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the dates indicated.

Securities

                                             December 31,
                                     ---------------------------
                                       2001      2000      1999
                                     -------   -------   -------
                                           (In Thousands)
Held-to-Maturity Securities at
  Amortized Cost
    State and political
      subdivisions                   $ 2,845   $ 2,929   $ 3,330
                                     -------   -------   -------
        Total Held-to-Maturity         2,845     2,929     3,330
                                     -------   -------   -------
Available-for-Sale Securities at
  Fair Value
    U.S. Treasury securities          21,482    24,858    25,253
    U.S. Government agencies          28,221    11,823     7,931
    State and political
      subdivisions                    12,668     6,805     7,327
    Corporate securities               4,328     5,260     3,350
                                     -------   -------   -------
      Total Available-for-Sale        66,699    48,746    43,861
                                     -------   -------   -------
Total Securities                     $69,544   $51,675   $47,191
                                     =======   =======   =======

Securities Maturity Schedule

                                                       December 31, 2001
                         --------------------------------------------------------------------------------------
                               Less                                             Over 10 years
                           Than 1 Year        1-5 Years         5-10 Years     or no Maturity        Total
                         ---------------   ---------------   ---------------   --------------   ---------------
                          Amount   Yield    Amount   Yield    Amount   Yield   Amount   Yield    Amount   Yield
                         -------   -----   -------   -----   -------   -----   ------   -----   -------   -----
                                                             (In Thousands)
U.S. Treasury
  securities             $ 8,184   6.19%   $13,037   4.59%   $   261   5.58%   $    -      -%   $21,482   5.21%
U.S. Government
  agencies                     -      -%    21,177   4.87%     6,549   5.56%      495   6.25%    28,221   5.05%
State and political
  subdivisions               582   8.16%     4,251   5.13%     6,272   5.65%    4,408   9.71%    15,513   6.76%
Corporate securities       1,484   6.67%     2,330   6.58%       514   6.67%        -      -%     4,328   6.62%
                         -------   ----    -------   ----    -------   ----    ------   ----    -------   ----
    Total                $10,250   6.37%   $40,795   4.90%   $13,596   5.64%   $4,903   9.36%   $69,544   5.58%
                         =======   ====    =======   ====    =======   ====    ======   ====    =======   ====

     Held-to-maturity securities are accounted for at amortized cost and available-for-sale securities are accounted for at fair value.

     Weighted average yields are calculated on a fully tax equivalent basis assuming a tax rate of 34%.

     At year-end 2001, securities totaled $69,544,000, including $997,000 in net unrealized gains on available-for-sale securities. Comparatively, securities totaled $51,675,000 at year-end 2000, including $184,000 in net unrealized gains, and $47,191,000 including $506,000 in net unrealized losses at year-end 1999. At year-end 2001, 30.9% of the portfolio is held in direct obligations of the U.S. Treasury, most of which have relatively short maturities of less than five years. Of the total investment portfolio, 73.4% matures in less than five years with 14.7% maturing in less than one year, and 58.7% maturing in the one to five year category. The portfolio is structured to provide a dependable flow of earnings, while providing a consistent source of liquidity and meeting strict risk standards. The investment portfolio does not include the securities of any single issuer, other than securities of the U.S. Treasury and Agencies, the value of which, based on aggregate book value or fair value, exceeds 10% of stockholders' equity.

Loans

     The loan portfolio comprises the major portion of Peoples' earning assets as of December 31, 2001. Loans, net of unearned income, at year-end 2001 were $252,172,000, an increase of $26,388,000 or 11.7% from year-end 2000. The increase in loans outstanding was centered in real estate mortgages which grew by $18,420,000 or 10.6% and includes residential, commercial and agricultural mortgage loans; and commercial, financial and agricultural loans which grew by $10,910,000 or 33.8%. Growth in these categories was partially offset by a decline of $2,154,000 in real estate construction loans outstanding and a decline of $733,000 in non-real estate secured installment loans.

     The following tables set forth information on the composition of Peoples' total loans, and contractual maturities for commercial and construction loans as of the dates indicated.

Total Loans Outstanding

                                                       December 31,
                                  ---------------------------------------------------------
                                     2001        2000        1999        1998        1997
                                  ---------   ---------   ---------   ---------   ---------
                                                        (In Thousands)
Commercial, financial and
  agricultural                    $ 43,149    $ 32,239    $ 26,847    $ 24,545    $ 25,013
Real estate - construction           8,513      10,667      10,675       6,552       8,463
Real estate - mortgage             191,544     173,124     159,721     134,950     109,278
Installment                          9,645      10,378      11,000       7,395       5,512
                                  --------    --------    --------    --------    --------
    Total                          252,851     226,408     208,243     173,442     148,266
                                  --------    --------    --------    --------    --------
Less: unearned income                 (679)       (624)       (656)       (694)       (524)
Less: allowance for loan losses     (4,182)     (3,922)     (3,343)     (2,965)     (2,416)
                                  --------    --------    --------    --------    --------
    Net Loans                     $247,990    $221,862    $204,244    $169,783    $145,326
                                  ========    ========    ========    ========    ========

Loan Maturities
Commercial and Construction Loans

                                                 December 31, 2001
                                      ---------------------------------------
                                       1 Year                 Over
                                      or Less   1-5 Years   5 Years    Total
                                      -------   ---------   -------   -------
                                                   (In Thousands)
Commercial, financial and
  agricultural                        $13,501    $15,598    $14,037   $43,136
Real estate - construction              2,899      3,342      2,272     8,513
                                      -------    -------    -------   -------
    Total                             $16,400    $18,940    $16,309   $51,649
                                      =======    =======    =======   =======
Loans with a fixed interest rate                 $13,812    $ 9,394
Loans with variable interest rate                  5,128      6,915
                                                 -------    -------
    Total                                        $18,940    $16,309
                                                 =======    =======

     Scheduled repayments for the maturity category in which the payment is due are not reflected because such information is not readily available.

Loan maturities do not include $13,000 in nonaccrual loans.

     The composition of the loan portfolio, at year end 2001, was approximately 17.1% commercial, financial, agricultural and industrial loans, 3.4% real estate construction loans, 75.7% real estate mortgage loans, which include commercial as well as residential loans secured by real estate and 3.8% installment loans.

     Peoples has a significant concentration of residential and commercial mortgage loans collateralized by properties located in southern Chester County. Approximately $45,681,000 in loans was outstanding to real estate investors. Included in this category are a diverse group of properties and borrowers:
$26,084,000 are mortgages on commercial properties (stores, offices and convenience centers, etc.), $10,983,000 are mortgage loans on 1-4 family rental properties, $3,392,000 are mortgages on mobile home parks, $3,245,000 are mortgages on multifamily rental properties and $1,977,000 are land development projects. These figures do not include mortgages on one to four family owner-occupied properties.

     Peoples also has a significant portion of loans outstanding to the agricultural sector totaling $47,722,000. Approximately
$28,876,000 of these loans is outstanding to the mushroom industry, which represents 11.4% of total loans, and about
$18,846,000 is outstanding to other segments of the farm community.

Non-Performing Assets

     Non-performing assets include loans on a non-accrual basis, loans past due more than ninety days and still accruing, troubled debt restructurings and Other Real Estate Owned ("OREO"). These groups of assets represent the asset categories posing the greatest risk of loss to Peoples. Non-accrual loans are loans no longer accruing interest due to apparent financial difficulties of the borrower. Peoples normally places loans which are contractually past due 90 days or more on nonaccrual status, unless the loan is considered by management to be both well secured and in the process of collection or secured by a one to four family residential property. Troubled debt restructurings result when an economic concession has been made to a borrower taking the form of a reduction or deferral of interest and/or principal. Peoples has no troubled debt restructurings. OREO includes real estate obtained in foreclosure or in lieu of foreclosure and is recorded at the lower of the outstanding balance at the time of foreclosure or fair value minus estimated costs to sell. Gains and losses on the sale of other real estate owned and write-downs resulting from periodic re-evaluations of the property are charged to other operating expenses.

     The following table sets forth Peoples' non-performing assets as of the dates indicated.

Non-Performing Assets

                                                              December 31,
                                           -----------------------------------------------
                                             2001      2000      1999      1998      1997
                                           -------   -------   -------   -------   -------
                                                            (In Thousands)
<s>                                        <c        <c>       <c>       <c>       <c>
Non-accrual loans                          $3,658    $  453    $1,047    $1,700    $1,789
Accruing loans 90 days past due               190       187       497       991       228
                                           ------    ------    ------    ------    ------
    Total Non-Performing Loans              3,848       640     1,544     2,691     2,017
OREO                                           40         -       296       345       345
                                           ------    ------    ------    ------    ------
    Total Non-Performing Assets            $3,888    $  640    $1,840    $3,036    $2,362
                                           ======    ======    ======    ======    ======
Ratios:
Non-performing loans to total loans          1.53%     0.28%     0.74%     1.56%     1.37%
Non-performing assets to total loans and
  OREO                                       1.54%     0.28%     0.89%     1.75%     1.60%
Allowance for loan losses to non-
performing loans                           108.68%   612.81%   216.52%   110.18%   119.78%
Non-accrual Loans:
Interest income that would have been
  recorded under original terms            $  304    $   52    $  134    $  211    $  235
Interest income recorded during the year   $  110    $   25    $   13    $   39    $  120

     There were no troubled debt restructurings for any of the periods presented above. Nor are there any potential problem loans not already included in the above balances.

     Total non-performing assets at year end 2001 were $3,888,000, an increase of $3,248,000 or 507.5% since the beginning of the year. In contrast, non-performing assets decreased $1,200,000 or 65.2% from year-end 1999 to 2000. Total non-performing loans to total loans at year-ends 2001, 2000 and 1999 were 1.53%, .28% and .74%, respectively. The increase in non-performing loans during 2001 was primarily concentrated in one commercial relationship, resulting in the increased level of non-accrual loans.

     Total loans past due 90 days or more at year-end 2001 were $190,000, an increase of $3,000 since the beginning of the year.
Comparatively, accruing loans 90 days past due decreased
$310,000 from year-end 1999 to 2000.

     Peoples held $40,000 in OREO at year-end 2001, which consisted of a single family residence. Peoples held no OREO at year-end 2000. OREO at year-end 1999 totaled $296,000 and consisted of three residential properties, which were sold in 2000.

Allowance for Loan Losses

     The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses. The allowance is maintained to absorb losses, which are inherent in a loan portfolio. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrowers' financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. In addition, various regulatory agencies, as part of their examination, review the adequacy of the allowance and from time to time Peoples may employ a third party to review the adequacy of the reserve. Such agencies may recommend that Peoples change the level of the reserve based on their judgments of information available to them at the time of examination.

     The following tables set forth information on the analysis for loan losses and the allocation of the allowance for loan losses as of the dates indicated.

Analysis of Allowance for Loan Losses

                                                           Year Ended December 31,
                                             ----------------------------------------------------
                                               2001       2000       1999       1998      1997
                                             --------   --------   --------   --------   --------
                                                                (In Thousands)
Beginning Balance                            $3,922     $3,343     $2,965     $2,416     $2,085
Provision for Loan Losses                       330        465        451        685        787
Loans charged-off:
  Commercial, financial and agricultural        (26)        (7)       (17)      (294)      (392)
  Real estate - construction                      -          -          -          -          -
  Real estate - mortgage                        (15)       (35)       (35)       (38)        (2)
  Installment                                   (70)       (21)       (83)       (34)       (71)
                                             ------     ------     ------     ------     ------
    Total Charged-off                          (111)       (63)      (135)      (366)      (465)
                                             ------     ------     ------     ------     ------
Recoveries:
  Commercial, financial and agricultural         21          -         48        170          3
  Real estate - construction                      -          -          -          -          -
  Real estate - mortgage                         11        169          -          -          -
  Installment                                     9          8         14         60          6
                                             ------     ------     ------     ------     ------
    Total Recoveries                             41        177         62        230          9
                                             ------     ------     ------     ------     ------
Net (Charge-offs) Recoveries                    (70)       114        (73)      (136)      (456)
                                             ------     ------     ------     ------     ------
Ending Balance                               $4,182     $3,922     $3,343     $2,965     $2,416
                                             ======     ======     ======     ======     ======
Ratios:
Net (charge-offs) recoveries to average
  loans                                       (0.03)%     0.05%     (0.04)%    (0.08)%    (0.32)%
Net (charge-offs) recoveries to the
  provision for loan losses                  (21.21)%    24.52%    (16.19)%   (19.85)%   (57.94)%
Allowance for loan losses to total loans       1.66 %     1.74%      1.61 %     1.72 %     1.64 %

Allocation of the Allowance for Loan Losses

                                                                      December 31,
                             --------------------------------------------------------------------------------------------
                                   2001               2000               1999               1998               1997
                             ----------------   ----------------   ----------------   ----------------   ----------------
                                      Percent            Percent            Percent            Percent            Percent
                                      of Loan            of Loan            of Loan            of Loan            of Loan
                                      Type to            Type to            Type to            Type to            Type to
                                       Total              Total              Total              Total              Total
                             Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans    Amount    Loans
                             ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
                                                                     (In Thousands)
Commercial, financial and
  agricultural               $  793    17.06%   $  807    14.24%   $  695    12.89%   $1,005    14.15%   $  604    16.87%
Real estate - construction       40     3.37%       55     4.71%      198     5.13%      111     3.78%       86     5.71%
Real estate - mortgage        2,470    75.76%    1,893    76.47%    1,378    76.70%    1,023    77.81%    1,055    73.70%
Installment                     366     3.81%      352     4.58%      304     5.28%      236     4.26%      284     3.72%
Unallocated                     513      N/A       815      N/A       768      N/A       590      N/A       387      N/A
                             ------   -------   ------   -------   ------   -------   ------   -------   ------   -------
  Total                      $4,182   100.00%   $3,922   100.00%   $3,343   100.00%   $2,965   100.00%   $2,416   100.00%
                             ======   =======   ======   =======   ======   =======   ======   =======   ======   =======

     At December 31, 2001, the allowance for loan losses to total loans was 1.66% and was 1.74% and 1.61% at year-ends 2000 and 1999, respectively. See the "Provision for Loan Losses" for information on the additions to the allowance. Net charge-offs, which also affect the allowance, totaled $70,000 and $73,000 for 2001 and 1999, whereas 2000 reflected net recoveries totaling $114,000. The percent of net charge-offs to average loans was ..03% and .04% in 2001 and 1999, respectively, compared to net recoveries to average loans of .05% in 2000.

     The unallocated portion of the allowance is intended to provide for possible losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses. Management believes the allowance is adequate to cover the inherent risks associated with Peoples loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Deposits

     Management believes that the development and retention of deposits is the basis of sound growth and profitability. These deposits provide the primary source of funding for loans and
investments.   Peoples continued expansion and business
development within its market area fueled the growth in deposits. As of December 31, 2001, deposits totaled $282,462,000 up $15,374,000 or 5.8% from year-end 2000.
Comparatively, total deposits grew $35,859,000 or 15.5% between year-end 2000 and 1999.

     Peoples continued expansion and business development within its market area contributed to the growth of $7,430,000 in demand deposits, $5,782,000 in money market deposits, $3,183,000 in NOW and Super NOW accounts and $1,044,000 in time deposits. These were partially offset by a decrease of $2,065,000 in savings accounts. The decrease in savings was impacted by $5,800,000 in trust department savings funds that were transferred by the Bank during the first quarter of 2001 to alternative investment options outside the Bank. In comparison, during 2000 NOW and Super NOW deposits grew $24,654,000 or 88.6%, along with growth of $5,873,000 in time deposits and $6,210,000 in demand deposits.

     The following tables set forth information on the composition of Peoples' deposits and time deposits of $100,000 or more as of the dates indicated.

Average Deposits by Major Classification

                                                          Year Ended  December 31,
                                           ------------------------------------------------------
                                                 2001               2000               1999
                                           ----------------   ----------------   ----------------
                                            Average            Average            Average
                                            Balance    Rate    Balance    Rate    Balance    Rate
                                           --------   -----   --------   -----   --------   -----
                                                               (In Thousands)
Non-interest-bearing demand deposits       $ 61,073    N/A    $ 55,408    N/A    $ 52,595    N/A

Interest-bearing deposits:
  NOW and Super NOW                          53,427   2.37%     38,881   3.16%     27,157   1.81%
  Money market                               24,311   3.08%     22,171   4.34%     22,022   3.58%
  Savings                                    39,755   1.63%     43,567   2.53%     40,729   2.15%
  Time                                       91,441   5.45%     84,688   5.62%     78,566   4.95%
                                           --------           --------           --------
Total                                      $270,007           $244,715           $221,069
                                           ========           ========           ========

Time Deposits of $100,000 or More
Maturity Schedule

                                                           December 31,
                                -----------------------------------------------------------------
                                             2001                              2000
                                -------------------------------   -------------------------------
                                    Time        Other                 Time        Other
                                Certificates    Time     Total    Certificates    Time     Total
                                ------------   ------   -------   ------------   ------   -------
                                                          (In Thousands)
Three months or less               $ 4,377     $  274   $ 4,651      $ 3,643     $    -   $ 3,643
Over three through six months        6,130          -     6,130        5,961          -     5,961
Over six through twelve months       5,845          -     5,845        6,554          -     6,554
Over twelve months                   4,704      1,091     5,795        2,993      1,255     4,248
                                   -------     ------   -------      -------     ------   -------
  Total                            $21,056     $1,365   $22,421      $19,151     $1,255   $20,406
                                   =======     ======   =======      =======     ======   =======

     Large dollar certificates of $100,000 or more are generally considered more volatile than other deposits. Peoples' large dollar certificates and individual retirement accounts (IRAs) totaled $22,421,000 at year-end 2001, reflecting an increase of $2,015,000, after decreasing $779,000 in 2000 to $20,406,000 from $21,185,000 at year end 1999. Even with the declining rate environment, business development resulting in new account relationships contributed to the increase this year.

Borrowings

     In 1998, for the first time, Peoples borrowed long-term money from the Federal Home Loan Bank. During 2000, Peoples borrowed an additional $8,000,000; and in 2001, borrowed an additional $5,000,000 to bring the total to $24,349,000 after payments at year end 2001. The increase in 2001 resulted from favorable long-term rates and an in-house program that matched the long-term debt to similar maturity mortgages to be held in Peoples' loan portfolio. During the beginning of 2000, the borrowings helped provide a funding source when deposit growth was not keeping pace with loan demand. Peoples will continue to target deposits as its primary funding source, since deposits are generally less costly and provide an opportunity to expand our customer relationships.

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

     Rate sensitive assets and rate sensitive liabilities are those whose rates or yields are subject to change within a defined time period, due to maturity or a floating market rate. The risk to Peoples results from interest rate fluctuations to the extent that there is a difference between the amount of Peoples' rate sensitive assets and the amount of rate sensitive liabilities within specified periods. Peoples monitors its rate sensitivity in order to reduce its vulnerability to interest rate fluctuations while maintaining adequate capital and acceptable levels of liquidity. Peoples' asset and liability policy, along with monthly financial reports and quarterly financial simulations, supplies management with guidelines to evaluate and manage Peoples' rate sensitivity.

     Gap analysis is one method used to monitor the imbalance between reproaching or maturing assets and liabilities within a defined time frame in relation to total assets. When the gap is positive, with interest rate sensitive assets reproaching faster than rate sensitive liabilities, net interest income usually improves if interest rates increase. The opposite occurs in the case of a negative gap. Intentional mismatching can improve the net interest margin if interest rates move as predicted. However, the net interest margin may suffer if rates move contrary to predictions.

     The following table sets forth Peoples' interest sensitivity analysis as of the date indicated.

Interest Sensitivity Analysis

                                                             December 31, 2001
                                         --------------------------------------------------------
                                           Under     3 Months    6 Months     1 Year
                                           Three      through     through     through     Over
                                           Months    6 Months     1 Year      5 Years    5 Years
                                         ---------   ---------   ---------   --------   ---------
                                                              (In Thousands)
ASSETS:
Loans receivable                         $ 50,305    $  9,657    $ 17,086    $123,949   $ 46,993
Securities                                  9,541       3,681      13,107      34,261      8,954
Federal funds sold                          9,429           -           -           -          -
Interest-earning deposits with banks          814           -           -           -          -
FHLB stock                                      -           -           -           -      1,368
                                         --------    --------    --------    --------   --------
    Total Interest-Earning Assets        $ 70,089    $ 13,338    $ 30,193    $158,210   $ 57,315
                                         ========    ========    ========    ========   ========
LIABILITIES:
NOW and Super NOW                        $ 19,477    $      -    $      -    $      -   $ 36,173
Money market                               23,538           -           -           -      2,615
Savings                                     7,547           -           -       9,226     25,159
Time deposits                              21,709      21,568      23,814      23,012          -
Securities sold under agreement to
  repurchase                                8,710           -           -           -          -
Long-term debt                                147         148         303      16,307      7,444
                                         --------    --------    --------    --------   --------
    Total Interest-Bearing Liabilities   $ 81,128    $ 21,716    $ 24,117    $ 48,545   $ 71,391
                                         ========    ========    ========    ========   ========
Interest sensitivity gap                 $(11,039)   $ (8,378)   $  6,076    $109,665   $(14,076)
                                         ========    ========    ========    ========   ========
Cumulative sensitivity gap               $(11,039)   $(19,417)   $(13,341)   $ 96,324   $ 82,248
                                         ========    ========    ========    ========   ========

As of December 31,2000
Interest sensitivity gap                 $ (4,526)   $ (8,376)   $    517    $105,310   $(18,649)
                                         ========    ========    ========    ========   ========
Cumulative sensitivity gap               $ (4,526)   $(12,902)   $(12,385)   $ 92,925   $ 74,276
                                         ========    ========    ========    ========   ========

     The Interest Sensitivity Analysis includes certain assumptions on the re-pricing of NOW and savings accounts. Generally, these accounts are less sensitive to interest rate changes and are part of Peoples' core deposits. As a result, management has estimated that 90% of money market accounts, 35% of NOW accounts and 18% of savings accounts are the most interest rate sensitive, thereby placing them in the "Under 3 Month" category, placing an additional 22% of savings in the "1 Year through 5 Years" category and placing the remainder in the "Over 5 Years" category.

     As indicated in the Interest Sensitivity Analysis for December 31, 2001, Peoples' cumulative one year gap was a negative $13,341,000, which means liabilities will reprice faster than assets. Because of the extent to which rates have declined in 2001, Peoples has become more sensitive to future rate declines and expects added compression of the net interest margin. Currently, Peoples has 34.6% of its deposits in NOW and savings accounts, which it considers core deposits, and which normally carry lower rates relative to other types of deposits. Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposit rates while loan and other earning asset rates could continue to drop and re-price at lower rates could result in further compression of the net interest margin. The added risk in this rate environment, along with being liability sensitive, is that, as the rates on the core deposits bottom-out, investors could migrate to other types of accounts paying higher rates.

     Financial simulation is another tool to monitor interest rate risk. Simulation presents a picture of the effect interest rate changes have on net interest income. Assumptions and estimates are used in the preparation of the simulation and actual values may differ from those presented. The simulation for 2001 included a change in the assumptions in which the rates on NOW and savings accounts would change only 25 basis points and rates on money market accounts would only change 50 basis points in a +/-200 basis point rate shock. In addition, these simulations do not portray other actions management might take in response to changes in market rates. The following is an analysis of possible changes in Peoples' net interest income, for a +/- 200 basis point rate shock over a one year period compared to a flat or unchanged rate scenario.

                                     2000              2001
                                Percent Change    Percent Change
                               in Net Interest   in Net Interest
Change in interest rates            Income            Income
------------------------       ---------------   ---------------
 + 200 basis points                 -2.9%               1.1%
 Flat rate                           0.0%               0.0%
 - 200 basis points                  1.0%              -1.4%

     The percent change is obtained by dividing the increase or decrease in net interest income for the applicable year following application of the rate shock analysis by the total net interest income for such year. The net interest income at risk position reflected in the chart is within the guidelines set by Peoples' asset/liability policy. For 2001, an increase of 200 basis points could result in a 1.1% increase in net interest income, whereas, a 200 basis point decrease could result in a 1.4% decrease in net interest income.

     The drop in the Federal Reserve Bank's discount and federal funds rates by 475 basis points during 2001 actually put to the test Peoples' ability to effectively manage its interest rate sensitivity. Throughout the year, Peoples was able to effectively manage its net interest margin. As a result, the net interest margin remained fairly stable starting at 4.71% for the month of December 2000, compared to 4.71% for the year 2001 and ending at 4.66% for the month of December 2001.

Liquidity and Capital Resources

     Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth.

     The primary source of liquidity is Peoples' growing core deposit base. A loyal customer base and a strong capital position provide a stable foundation from which to work. The stability of the core deposits is reflected in a comparison of year-end balances to yearly averages. Core deposits at year-end 2001 totaled $260,041,000 and averaged $248,487,000 for the year, this is consistent with the increase in deposits for the year. Likewise, year-end 2000 core deposits totaled $246,682,000 and averaged $225,776,000 for the year.

     Other sources of liquidity are available from investments in federal funds sold and interest bearing balances from the Federal Home Loan Bank, which combined totaled $10,243,000 at year-end 2001 and securities maturing in one year or less, which totaled $10,250,000 at year-end 2001. These sources provide Peoples with adequate resources to meet its short-term liquidity requirements. Longer term liquidity needs might be met by selling securities available-for-sale, which would include 95.9% of the securities portfolio, selling loans or raising additional capital. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which is a reliable source for short and long-term funds.

     Peoples' loan to deposit ratio for 2001 was maintained at an average of 87.2% and ended the year at 89.3% compared to an average of 89.2% in 2000, ending the year at 84.5%. The average loan to deposit ratio was 84.4% in 1999.

     Peoples' financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2001 totaled $51,135,000. This consisted of $17,613,000 in commercial real estate, construction, and land development loans, $5,186,000 in home equity lines of credit, $4,688,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Peoples.

     Management believes that any amounts actually drawn upon can be funded in the normal course of operations. Peoples has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

     The following table represents Peoples' aggregate on and off balance sheet contractual obligations to make future payments.

Contractual Obligations

                                         December 31, 2001
                     --------------------------------------------------------
                     Less Than                            Over
                       1 Year    1-3 Years   4-5 Years   5 years       Total
                     ---------   ---------   ---------   -------     --------
                                          (In Thousands)
Time Deposits         $67,091     $15,676     $ 7,336    $     -     $ 90,103
Long-term debt            398         869       4,034     19,048       24,349
Operating Leases          265         411         375      2,353        3,404
                      -------     -------     -------    -------     --------
    Total             $67,754     $16,956     $11,745    $21,401     $117,856
                      =======     =======     =======    =======     ========

     Peoples is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

     The greater the capital resources, the more likely Peoples will be able to meet its cash obligations and unforeseen expenses. Peoples' strong capital position has resulted from the sale of stock and retained earnings. The dividend payout ratio was 34.9% in 2001, compared to 34.4% and 30.2% in years 2000 and 1999, respectively. Stockholders' equity at the end of 2001 totaled $43,642,000, an increase of $2,438,000 or 5.9% over year-end 2000. The increase was a result of net income supplemented with a $537,000 unrealized gain on securities available-for-sale, net of taxes, and reduced by the dividend payout of $1,478,000 and $857,000 in treasury stock purchases. Likewise, stockholders' equity at the end of 2000 totaled $41,204,000, an increase of $3,025,000 or 7.9% over year-end
1999. The increase was a result of net income supplemented with a $456,000 unrealized gain on securities available-for-sale, net of taxes, reduced by the dividend payout of $1,397,000 and $228,000 in treasury stock purchases.

     During 2001, Peoples repurchased shares of its stock under two separate plans approved by its Board of Directors. The Board of Directors approved the first plan on October 13, 2000, for the repurchase of up to $1,000,000 in Peoples stock. This plan was originally to terminate April 2001, but was granted an extension by the Board to October 2002. As of December 31, 2001, this plan had reached its limit of 51,081 shares repurchased at a cost of $999,991.

     The second plan, the Board approved in November 2001 for the repurchase of $1,000,000 in Peoples stock with a termination date of October 2002. Under this plan 3,992 shares have been repurchased at a cost of $84,830 through December 31, 2001.

     The following table sets forth Peoples' capital ratios as of the dates indicated.

Capital Ratios

                                                                    December 31,
                                                          ---------------------------------
                                                             2001       2000        1999
                                                          --------    --------    ---------
                                                                   (In Thousands)
                                                          $111,111    $111,111    $111,111
Tier I capital
  Total stockholders' equity                              $ 42,983    $ 41,082    $ 38,513
Tier II capital
  Allowance for loan losses (1)                              3,353       2,919       2,617
                                                          --------    --------    --------
Total risk-based capital                                  $ 46,336    $ 44,001    $ 41,130
                                                          ========    ========    ========
Risk adjusted assets (including
   off-balance sheet exposure)                            $267,422    $232,553    $208,649
                                                          ========    ========    ========

Capital Ratios:                                Bank (2)     Peoples
                                               ----         -------
Leverage                                         9.96%       12.05%     12.59%       13.26%
Tier I Risk-Based Capital                       13.12%       16.07%     17.67%       18.46%
Total Risk-Based Capital                        14.37%       17.33%     18.92%       19.71%

(1) Allowance for loan losses is limited to the lesser of the balance of the allowance for loan losses or 1.25% of risk-adjusted assets for Tier II Capital calculations.

(2) At December 31, 2000, Peoples' ratios did not differ significantly from the Bank's ratios. The ratios at December 31,1999 are the Bank's as Peoples was organized in 2000.

     Peoples had a leverage ratio of 12.05%, a Tier I capital to risk-based assets ratio of 16.07%, and a total capital to risk-based assets ratio of 17.33% at year-end 2001. These ratios exceed the federal regulatory minimum requirements for a "well capitalized" bank. The minimum regulatory requirements of a "well capitalized bank" for the leverage ratio, Tier I and total risk-based capital ratios are 5.00%, 6.00% and 10.00%, respectively.

     Peoples is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities, that if implemented would have a material effect on Peoples' capital, liquidity or its operations.

Inflation

     The impact of inflation upon banks differs from the impact upon non-banks. The majority of assets and liabilities of a bank are monetary in nature and therefore change with movements in interest rates. The exact impact of inflation on Peoples is difficult to measure. Inflation may cause operating expenses to increase at a rate not matched by increased earnings. Inflation may also affect the borrowing needs of consumers, thereby affecting growth of Peoples' assets. Inflation may also affect the general level of interest rates, which could have an effect on Peoples' profitability. However, as discussed previously, Peoples strives to manage its interest sensitive assets and liabilities offsetting the effects of inflation.

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

Item 8 - Financial Statements and Supplementary Data



                INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
Peoples First, Inc.
Oxford, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Peoples First, Inc. and its subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First, Inc. and its subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.



                              /s/BEARD MILLER COMPANY LLP

Reading, Pennsylvania
January 11, 2002



CONSOLIDATED BALANCE SHEETS

                           ASSETS

                                               December 31,
                                           ---------------------
                                             2001        2000
                                           ---------   ---------
                                              (In Thousands)

Cash and due from banks                    $ 11,391    $ 12,773
Interest-bearing deposits with banks            814      13,996
Federal funds sold                            9,429      18,015
Securities available for sale, at fair
  value                                      66,699      48,746
Securities held to maturity, fair value
  2001 $2,845; 2000 $2,929                    2,845       2,929
Loans, net of allowance for loan losses
  2001 $4,182; 2000 $3,922                  247,990     221,862
Investment in FHLB stock, at cost             1,368       1,368
Bank premises and equipment, net             11,007       9,557
Accrued interest receivable and other
  assets                                      9,806       8,397
                                           --------    --------
      Total Assets                         $361,349    $337,643
                                           ========    ========

            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

  Deposits:
    Demand, non-interest bearing           $ 68,624    $ 61,194
    NOW and Super NOW                        55,650      52,467
    Money market funds                       26,153      20,371
    Savings                                  41,932      43,997
    Time                                     90,103      89,059
                                           --------    --------
      Total Deposits                        282,462     267,088
                                           --------    --------
  Securities sold under agreements to
    repurchase                                8,710       6,700
  Long-term debt                             24,349      19,756
  Accrued interest payable and other
    liabilities                               2,186       2,895
                                           --------    --------
      Total Liabilities                     317,707     296,439
                                           --------    --------

STOCKHOLDERS' EQUITY

  Common stock, par value $1.00 per
    share; authorized 10,000,000 shares;
    issued 3,053,208 shares                   3,053       3,053
  Surplus                                    16,172      16,172
  Retained earnings                          24,843      22,085
  Accumulated other comprehensive income        659         122
  Treasury stock, at cost 2001 55,073
    shares; 2000 13,161 shares               (1,085)       (228)
                                           --------    --------
      Total Stockholders' Equity             43,642      41,204
                                           --------    --------
      Total Liabilities and
        Stockholders' Equity               $361,349    $337,643
                                           ========    ========

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF INCOME

                                                             Years Ended December 31,
                                                       ------------------------------------
                                                           2001        2000        1999
                                                         -------     --------    -------
                                                      (In Thousands, Except per Share Data)
INTEREST INCOME
  Loans receivable, including fees                       $19,153     $19,045     $15,965
  Securities:
    Taxable                                                2,428       2,395       2,091
    Tax-exempt                                               714         547         582
  Other                                                    1,135       1,482       1,178
                                                         -------     -------     -------
      Total Interest Income                               23,430      23,469      19,816
                                                         -------     -------     -------
INTEREST EXPENSE
  Deposits                                                 7,641       8,053       6,045
  Short-term borrowings                                      189         267         159
  Long-term debt                                           1,237       1,198         793
                                                         -------     -------     -------
      Total Interest Expense                               9,067       9,518       6,997
                                                         -------     -------     -------
      Net Interest Income                                 14,363      13,951      12,819

PROVISION FOR LOAN LOSSES                                    330         465         451
                                                         -------     -------     -------
      Net Interest Income after Provision for
        Loan Losses                                       14,033      13,486      12,368
                                                         -------     -------     -------
OTHER INCOME
  Service charges on deposit accounts                      1,338       1,175       1,077
  Income from fiduciary activities                           539         474         414
  Mortgage banking activities                                476         186         135
  Other income                                             1,005         925         623
  Impairment of securities                                     -        (326)          -
  Investment management fees                                 749         808           -
                                                         -------     -------     -------
      Total Other Income                                   4,107       3,242       2,249
                                                         -------     -------     -------
OTHER EXPENSES
  Salaries and wages                                       7,525       6,536       5,054
  Occupancy                                                  878         683         536
  Furniture and equipment                                    615         574         438
  Communications and supplies                                689         646         523
  Professional fees                                          343         417         203
  Taxes, other than income                                   371         333         303
  Other                                                    2,013       1,912       1,689
                                                         -------     -------     -------
      Total Other Expenses                                12,434      11,101       8,746
                                                         -------     -------     -------
      Income before Income Taxes                           5,706       5,627       5,871

INCOME TAX EXPENSE                                         1,470       1,565       1,704
                                                         -------     -------     -------
      Net Income                                         $ 4,236     $ 4,062     $ 4,167
                                                         =======     =======     =======
BASIC EARNINGS PER SHARE                                 $  1.40     $  1.33     $  1.39
                                                         =======     =======     =======
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING              3,022       3,052       2,996
                                                         =======     =======     =======

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             Accumulated
                                                                                Other
                                             Common              Retained   Comprehensive   Treasury
                                              Stock    Surplus   Earnings   Income (Loss)     Stock      Total
                                             ------   --------   --------   -------------   --------   --------
                                                                       (In Thousands)
BALANCE - DECEMBER 31, 1998                  $2,996   $16,197    $16,411        $ 448       $     -    $36,052
                                                                                                       -------
Comprehensive income:

  Net income                                      -         -      4,167            -             -      4,167

  Net change in unrealized gains (losses)
    on securities available for sale, net
    of taxes                                      -         -          -         (782)            -       (782)
                                                                                                       -------
    Total Comprehensive Income                                                                           3,385
                                                                                                       -------
  Cash dividends declared, $.42 per share         -         -     (1,258)           -             -     (1,258)
                                             ------   -------    -------        -----       -------    -------
BALANCE - DECEMBER 31, 1999                   2,996    16,197     19,320         (334)            -     38,179
                                                                                                       -------
Comprehensive income:

  Net income                                      -         -      4,062            -             -      4,062

  Net change in unrealized gains (losses)
    on securities available for sale, net
    of taxes                                      -         -          -          456             -        456
                                                                                                       -------
    Total Comprehensive Income                                                                           4,518
                                                                                                       -------
  Cash dividends declared, $.46 per share         -         -     (1,397)           -             -     (1,397)

  Common stock issued in acquisition             57       (25)       100            -             -        132

  Purchase of treasury stock                      -         -          -            -          (228)      (228)
                                             ------   -------    -------        -----       -------    -------
BALANCE - DECEMBER 31, 2000                   3,053    16,172     22,085          122          (228)    41,204
                                                                                                       -------
Comprehensive income:

  Net income                                      -         -      4,236            -             -      4,236

  Net change in unrealized gains (losses)
   on securities available for sale, net
   of taxes                                       -         -          -          537             -        537
                                                                                                       -------
    Total Comprehensive Income                                                                           4,773
                                                                                                       -------
  Cash dividends declared, $.49 per share         -         -     (1,478)           -             -     (1,478)

  Purchase of treasury stock                      -         -          -            -          (857)      (857)
                                             ------   -------    -------        -----       -------    -------
BALANCE - DECEMBER 31, 2001                  $3,053   $16,172    $24,843        $ 659       $(1,085)   $43,642
                                             ======   =======    =======        =====       =======    =======

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Years Ended December 31,
                                                          ---------------------------------
                                                             2001        2000        1999
                                                          ---------   ---------   ---------
                                                                    (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                              $  4,236    $  4,062    $  4,167
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                            816         639         506
      Net amortization (accretion) on securities               (54)        (13)         (5)
      Impairment of securities                                   -         326           -
      Provision for loan losses                                330         465         451
      Earnings on life insurance                              (196)       (205)        (66)
      Deferred income taxes                                    (74)       (325)       (145)
      (Increase) in other assets                            (1,601)       (894)       (276)
      Increase (decrease) in other liabilities                (734)        620         (33)
                                                          --------    --------    --------
       Net Cash Provided by Operating Activities             2,723       4,675       4,599
                                                          --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net (increase) decrease in interest bearing deposits
    with banks                                              13,182      (9,780)      8,349
  Net (increase) decrease in federal funds sold              8,586     (16,920)     12,814
  Securities available for sale:
      Proceeds from maturities                              27,935      14,117      12,605
      Purchases                                            (45,021)    (18,593)    (13,028)
  Securities held to maturity, proceeds from maturities         85          75         460
  Net increase in loans receivable                         (26,458)    (18,083)    (34,912)
  Purchase of premises and equipment                        (2,081)     (4,101)       (951)
  Purchase of life insurance                                     -           -      (3,500)
                                                          --------    --------    --------
       Net Cash Used in Investing Activities               (23,772)    (53,285)    (18,163)
                                                          --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in non-interest bearing demand, NOW,
    Super NOW, money market funds and savings deposits      14,330      29,986      11,741
  Net increase in time deposits                              1,044       5,873       5,790
  Proceeds from long-term debt                               5,000       8,000       6,500
  Repayments on long-term debt                                (407)     (4,354)       (309)
  Net increase in securities sold under agreements to
    repurchase                                               2,010       1,950       1,190
  Dividends paid                                            (1,453)     (1,361)     (1,228)
  Purchase of treasury stock                                  (857)       (228)          -
                                                          --------    --------    --------
       Net Cash Provided by Financing Activities            19,667      39,866      23,684
                                                          --------    --------    --------
       Net Increase (Decrease) in Cash and Due from Banks   (1,382)     (8,744)     10,120

CASH AND DUE FROM BANKS - BEGINNING                         12,773      21,517      11,397
                                                          --------    --------    --------
CASH AND DUE FROM BANKS - ENDING                          $ 11,391    $ 12,773    $ 21,517
                                                          ========    ========    ========
SUPPLEMENTARY CASH FLOWS INFORMATION

  Interest paid                                           $  9,340    $  9,224    $  6,987
                                                          ========    ========    ========
  Income taxes paid                                       $  1,545    $  2,148    $  1,888
                                                          ========    ========    ========

See notes to consolidated financial statements.



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly-owned subsidiary, The Peoples Bank of Oxford ("Bank") and its subsidiary (collectively "Peoples"). All material intercompany transactions have been eliminated. Peoples First, Inc. was formed July 27, 2000 and is subject to regulation of the Federal Reserve Bank.

Peoples First, Inc. is a one-bank holding company headquartered in Oxford, Pennsylvania and provides full banking services, including trust services through its subsidiary. The Bank operates under a state bank charter and is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The areas served by the Bank are principally Chester County and southern Lancaster County, Pennsylvania.

On April 10, 2000, Peoples issued 56,918 shares of common stock, with a fair value of $1.4 million, to acquire all of the outstanding common stock of Wilmerding & Associates, Inc. ("Wilmerding"), an investment firm. Wilmerding is a wholly-owned subsidiary of the Bank and the transaction has been accounted for as a pooling of interests. Periods prior to January 1, 2000 have not been restated due to immateriality.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents are defined as those accounts included in the balance sheet caption "Cash and due from banks."

Securities

     Securities classified as available for sale are those securities that Peoples intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of Peoples' assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors. Securities available for sale are carried at fair value. Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect. Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the period to maturity.

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

     Federal law requires a member institution of the Federal
     Home Loan Bank system to hold stock of its district Federal
     Home Loan Bank according to a predetermined formula. The stock is carried at cost.

Loans Receivable

     Loans generally are stated at their outstanding unpaid principal balances, net of an allowance for loan losses and any deferred fees or costs. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized as an adjustment of the yield (interest income) of the related loans. Peoples is generally amortizing those amounts over the contractual life of the loan.

     The accrual of interest is discontinued when the contractual payment of principal or interest has become
     90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured. When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

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

     Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, Peoples does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

Premises and Equipment

     Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives.

Advertising Costs

     Peoples follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $270,000, $286,000 and $250,000 in 2001, 2000 and 1999,
     respectively.

Income Taxes

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

Earnings per Common Share

     Peoples has a simple capital structure. Basic earnings per share represents income available to common stockholders divided by the weighted average number of common shares outstanding during the period.

Off-Balance Sheet Financial Instruments

     In the ordinary course of business, Peoples has entered into off-balance sheet financial instruments consisting of commitments to extend credit, letters of credit and commitments to sell loans. Such financial instruments are recorded in the balance sheets when they become receivable or payable.

Trust Assets

     Assets held by Peoples in a fiduciary capacity for customers are not included in the financial statements since such items are not assets of Peoples. Trust income is reported on the accrual method.

Comprehensive Income

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

     The components of other comprehensive income (loss) and related tax effects are as follows:

                                       Years Ended December 31,
                                      --------------------------
                                       2001     2000      1999
                                      ------   ------   --------
                                            (In Thousands)
Unrealized holding gains (losses)
  on available for sale securities    $ 813    $ 690    $(1,184)
Reclassification adjustment for
  gains realized in income            -        -          -
                                      -----    -----    -------
    Net Unrealized Gains
      (Losses)                          813      690     (1,184)
Income tax effect                      (276)    (234)       402
                                      -----    -----    -------
    Net of Tax Amount                 $ 537    $ 456    $  (782)
                                      =====    =====    =======

Segment Reporting

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

     The operations of Wilmerding, the Bank's investment management subsidiary, are not material to the consolidated financial statements.

Reclassifications

     Certain items in the 2000 financial statements have been reclassified to conform to the 2001 financial statement presentation format. These reclassifications had no effect on net income.

Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, (as amended by Statement Nos. 137 and 138), "Accounting for Derivative Instruments and Hedging Activities." This Statement and its amendments establish accounting and reporting standards for derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts, and requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure them at fair value. The Statement requires that changes in the fair value of derivatives be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Peoples adopted the Statement on January 1, 2001. The adoption of the Statement did not have a significant impact on the financial condition or results of operations of Peoples.

     In September 2000, the Financial Accounting Standards Board issued Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement replaces SFAS No. 125 of the same name. It revises the standards of securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 was effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement was effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of the Statement did not have a significant impact on the financial condition or results of operations on Peoples.

     In June of 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and
     Statement No. 142, "Goodwill and Other Intangible Assets."

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

     Statement No. 142 prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement will become effective for Peoples in January of 2002. Upon adoption of this Statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 should be accounted for in accordance with the provisions of this Statement. At December 31, 2001, Peoples had no goodwill or intangible assets on its balance sheet.

     In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for Peoples on January 1, 2003.

     In August of 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the Disposal of a Segment of a Business." This Statement also amends ARB
     No. 51, "Consolidated Financial Statements." The provisions of this Statement will be effective for Peoples on January 1, 2002.

     Adoption of these statements is not expected to have a material impact on Peoples' financial condition or results of operations.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities were as follows:

                                                             Gross        Gross
                                              Amortized   Unrealized   Unrealized     Fair
                                                 Cost        Gains       Losses      Value
                                              ---------   ----------   ----------   ------
                                                             (In Thousands)
DECEMBER 31, 2001:

  AVAILABLE FOR SALE:
    U.S. Treasury securities                   $20,986      $  532         $36      $21,482
    U.S. Government agencies                    27,982         263          24       28,221
    States and political subdivisions           12,542         148          22       12,668
    Corporate securities                         4,192         136           -        4,328
                                               -------      ------         ---      -------
      Total                                    $65,702      $1,079         $82      $66,699
                                               =======      ======         ===      =======
  HELD TO MATURITY:
    States and political subdivisions          $ 2,845      $    -         $ -      $ 2,845
                                               =======      ======         ===      =======
DECEMBER 31, 2000:
  AVAILABLE FOR SALE:
    U.S. Treasury securities                   $24,697      $  177         $16      $24,858
    U.S. Government agencies                    11,842          19          38       11,823
    States and political subdivisions            6,788          25           8        6,805
    Corporate securities                         5,235          38          13        5,260
                                               -------      ------         ---      -------
      Total                                    $48,562      $  259         $75      $48,746
                                               =======      ======         ===      =======
  HELD TO MATURITY:
    States and political subdivisions          $ 2,929      $    -         $ -      $ 2,929
                                               =======      ======         ===      =======

There were no sales of securities during the years ended December 31, 2001, 2000 and 1999. During the year ended December 31, 2000, Peoples wrote down a security to its fair value which it deemed to be other than temporarily impaired by $326,000. The tax benefit applicable to this writedown was $111,000.

Securities with an amortized cost of $41,518,000 and $32,716,000 at December 31, 2001 and 2000, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of December 31, 2001, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

                                      Available for Sale    Held to Maturity
                                     -------------------   ------------------
                                     Amortized     Fair    Amortized     Fair
                                        Cost      Value       Cost      Value
                                     ---------   -------   ---------   ------
                                                  (In Thousands)
Due in one year or less               $10,024    $10,250     $    -    $    -
Due after one year through
  five years                           40,170     40,795          -         -
Due after five years through ten
  years                                13,508     13,596          -         -
Due after ten years                     2,000      2,058      2,845     2,845
                                      -------    -------     ------    ------
                                      $65,702    $66,699     $2,845    $2,845
                                      =======    =======     ======    ======

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at December 31 were as follows:

                                              2001        2000
                                           --------    ---------
                                               (In Thousands)
Commercial, financial and agricultural     $ 43,149    $ 32,239
Real estate, construction                     8,513      10,667
Real estate, mortgage                       191,544     173,124
Installment loans to individuals              9,645      10,378
                                           --------    --------
                                            252,851     226,408
Deferred fees, net                             (679)       (624)
Allowance for loan losses                    (4,182)     (3,922)
                                           --------    --------
                                           $247,990    $221,862
                                           ========    ========

The following table presents changes in the allowance for loan losses:

                                       Years Ended December 31,
                                     ---------------------------
                                       2001      2000      1999
                                     -------   -------   -------
                                            (In Thousands)

Balance, beginning                   $3,922    $3,343    $2,965
  Provision for loan losses             330       465       451
  Recoveries                             41       177        62
  Loans charged off                    (111)      (63)     (135)
                                     ------    ------    ------
Balance, ending                      $4,182    $3,922    $3,343
                                     ======    ======    ======

The recorded investment in impaired loans, not requiring an allowance for loan losses was $-0- and $140,000 at December 31, 2001 and 2000, respectively. The recorded investment in impaired loans requiring an allowance for loan losses was $2,976,000 and $313,000 at December 31, 2001 and 2000,
respectively. The related allowance for loan losses associated with these loans was $445,000 and $49,000 at December 31, 2001 and 2000, respectively. For the years ended December 31, 2001, 2000 and 1999, the average recorded investment in these impaired loans was $3,158,000, $522,000 and $1,134,000, respectively.
The interest income recognized, representing cash collected, on these impaired loans was $67,000, $25,000 and $13,000 in 2001,
2000 and 1999, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at December 31 are as follows:

                                               2001       2000
                                             --------   --------
                                                (In Thousands)

Land                                         $ 1,008    $ 1,008
Buildings and improvements                     8,863      7,525
Furniture and equipment                        3,360      2,755
Construction in progress                       1,218      1,115
                                             -------    -------
                                              14,449     12,403

Accumulated depreciation                      (3,442)    (2,846)
                                             -------    -------
                                             $11,007    $ 9,557
                                             =======    =======

Peoples leases land and office space under various operating leases. The leases expire in 2003 through 2021. All leases provide for various renewal options. The minimum rental commitments under the leases are as follows (in thousands):

        Year ended December 31:
        ----------------------
                  2002                        $ 265
                  2003                          225
                  2004                          186
                  2005                          185
                  2006                          190
                  2007 and thereafter         2,353
                                             ------
                                             $3,404
                                             ======

Rental expense was $214,000, $203,000 and $102,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

NOTE 6 - DEPOSITS

Aggregate time deposits in denominations of $100,000 or more were $22,421,000 at December 31, 2001 and $20,406,000 at
December 31, 2000.

At December 31, 2001, the scheduled maturities of time deposits are as follows (in thousands):

                 2002                $67,091
                 2003                 12,815
                 2004                  2,861
                 2005                  5,439
                 2006                  1,897
                                     -------
                                     $90,103
                                     =======

NOTE 7 - BORROWINGS

Information concerning securities sold under agreements to repurchase is summarized as follows:

                                        Years Ended December 31,
                                        ------------------------
                                             2001       2000
                                           -------    -------
                                             (In Thousands)

Average balance during the year            $ 7,803    $ 5,580
Average interest rate during the year         2.42%      4.78%
Maximum month-end balance during the
  year                                     $12,085    $ 8,115

Securities sold under agreements to repurchase which are classified as secured borrowings, generally mature within one day from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction. The securities underlying the agreements were under Peoples' control. Peoples monitors the fair value of the underlying securities on a daily basis.

Long-term debt consists of loans from the Federal Home Loan Bank of Pittsburgh (FHLB). These loans are primarily fixed rate loans. Approximately $7.8 million of the loans have scheduled monthly principal and interest payments. $16.5 million are payable in full at maturity. The weighted-average interest rate on these borrowings is 5.83% and scheduled maturities are as follows (in thousands):

               2002                     $  398
               2003                        422
               2004                        447
               2005                      1,097
               2006                      2,937
               Thereafter               19,048
                                       -------
                                       $24,349
                                       =======

The Bank has a maximum borrowing capacity with the FHLB of approximately $87,744,000, of which $24,349,000 was outstanding at December 31, 2001. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

NOTE 8 - PENSION PLAN

Peoples has a 401(k) plan covering substantially all employees. Peoples matches the amount an employee has deducted from the employee's pay up to a maximum of 6% of the employee's gross pay. Additional discretionary contributions are determined annually by the Board of Directors. Peoples' contributions are expensed as the cost is incurred, funded currently, and amounted to $372,000 in 2001, $358,000 in 2000 and $321,000 in 1999,
including additional discretionary contributions of $80,000, $90,000 and $80,000, respectively.

NOTE 9 - INCOME TAXES

The components of the provision for federal income taxes are as follows:

                                       Years Ended December 31,
                                     ---------------------------
                                       2001      2000      1999
                                     -------   -------   -------
                                            (In Thousands)
Current                              $1,544    $1,890    $1,849
Deferred                                (74)     (325)     (145)
                                     ------    ------    ------
                                     $1,470    $1,565    $1,704
                                     ======    ======    ======

Income tax expense of Peoples is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

                                          Percentage of Income
                                          before Income Taxes
                                        Years Ended December 31,
                                        ------------------------
                                         2001     2000     1999
                                        ------   ------   ------

Tax at statutory rates                  34.0 %   34.0 %   34.0 %
Tax exempt interest income, net of
  interest expense disallowance         (6.7)    (5.1)    (4.8)
Earnings on life insurance              (1.2)    (1.2)    (0.4)
Other                                   (0.3)     0.1      0.2
                                        ----     ----     ----
    Effective Tax Rates                 25.8 %   27.8 %   29.0 %
                                        ====     ====     ====

The components of the deferred tax assets and liabilities are as follows at December 31:

                                                  2001     2000
                                                 ------   ------
                                                  (In Thousands)
Deferred tax assets:
  Allowance for loan losses                      $1,295   $1,206
  Impairment of securities                          111      111
  Other                                             133      110
                                                 ------   ------
    Total Deferred Tax Assets                     1,539    1,427
                                                 ------   ------
Deferred tax liabilities:
  Accumulated depreciation                          260      219
  Accretion on securities                            18       21
  Unrealized gains on securities available for
    sale                                            339       63
                                                 ------   ------
    Total Deferred Tax Liabilities                  617      303
                                                 ------   ------
    Net Deferred Tax Asset                       $  922   $1,124
                                                 ======   ======

NOTE 10 - TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

Certain directors and executive officers of Peoples, their families and their affiliates are customers of the Bank. Any transactions with such parties, including loans and commitments, were in the ordinary course of business at normal terms, including interest rates and collateralization, prevailing at the time and did not represent more than normal risks. At December 31, 2001 and 2000, such loans amounted to $3,774,000 and $3,364,000, respectively. During 2001, new loans to such related parties totaled $617,000 and repayments aggregated $207,000.

NOTE 11 - STOCK OPTION PLAN

During 2001, Peoples' stockholders approved a stock option plan for key employees, officers and non-employee directors of Peoples. Under the Plan, the Board of Directors, at its discretion, is authorized to grant options to purchase up to 200,000 shares of Peoples' common stock. As of December 31, 2001, no options have been granted under the plan.

NOTE 12 - REGULATORY MATTERS AND STOCKHOLDERS' EQUITY

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

Quantitative measures established by regulation to ensure capital adequacy require Peoples to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2001, that Peoples meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the federal regulatory agencies has categorized Peoples and the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed Peoples' or the Bank's category.

Peoples and the Bank's actual capital amounts and ratios are also presented in the table:

                                                                                                  Minimum
                                                                                         to be Well Capitalized
                                                                              Minimum           under Prompt
                                                                            For Capital          Corrective
                                                                              Adequacy             Action
                                                           Actual             Purposes           Provisions
                                                      ----------------   -----------------   ------------------
                                                       Amount    Ratio    Amount     Ratio    Amount     Ratio
                                                      -------   ------   --------   -------  --------   -------
                                                                      (Dollars in Thousands)
As of December 31, 2001:
  Total capital (to risk-weighted assets):
    Bank                                              $38,057   14.37%   $21,181     8.00%   $26,477     10.00%
    Peoples                                            46,336   17.33     21,394     8.00     26,742     10.00
  Tier I capital (to risk-weighted assets):
    Bank                                               34,737   13.12     10,591     4.00     15,886      6.00
    Peoples                                            42,983   16.07     10,697     4.00     16,045      6.00
  Tier I capital (to average assets):
    Bank                                               34,737    9.96     13,949     4.00     17,436      5.00
    Peoples                                            42,983   12.05     14,272     4.00     17,839      5.00

As of December 31, 2000:
  Total capital (to risk-weighted assets)             $43,976   18.91%   $18,603     8.00%   $23,254     10.00%
  Tier I capital (to risk-weighted assets)             41,057   17.66      9,301     4.00     13,952      6.00
  Tier I capital (to average assets)                   41,057   12.59     13,048     4.00     16,311      5.00

At December 31, 2000, Peoples' ratios did not differ significantly from the Bank's ratios presented above.

The Bank is required to maintain average cash reserve balances in vault cash or with the Federal Reserve Bank. The amount of these restricted cash reserve balances with the Federal Reserve Bank at December 31, 2001 and 2000 was approximately $750,000.

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2001, $15,512,000 of the Bank's retained earnings were available for dividend declaration to Peoples without prior regulatory approval, subject to regulatory requirements discussed above. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including Peoples First, Inc., unless such loans are collateralized by specified obligations.

Common stockholders may participate in a dividend reinvestment plan, which provides that additional shares of common stock may be purchased with reinvested dividends at prevailing market prices. To the extent that shares are not available in the Treasury or open market, Peoples has reserved 100,000 shares of common stock to be issued under the plan.

NOTE 13 - OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

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

A summary of the Bank's financial instrument commitments is as follows:

                                             December 31,
                                          -----------------
                                            2001      2000
                                          -------   -------
                                            (In Thousands)
Commitments to extend credit:
  Loan origination commitments            $17,613   $12,531
  Unused home equity lines of credit        5,186     3,925
  Unused business lines of credit          23,648    17,845
                                          -------   -------
                                          $46,447   $34,301
                                          =======   =======
Stand-by letters of credit                $ 4,688   $ 5,870
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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

The Bank operates primarily in Chester County and southern Lancaster County, Pennsylvania and, accordingly, has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy. These customers are also the primary depositors of the Bank. The loan portfolio is well diversified, however, extensions of credit to real estate investors and developers and the mushroom industry, comprise 17% and 11%, respectively, of the loan portfolio at December 31, 2001. The Bank is limited in extending credit by legal lending limits to any single borrower or group of borrowers.

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

The following information should not be interpreted as an estimate of the fair value of Peoples since a fair value calculation is only provided for a limited portion of Peoples' assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Peoples' disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of Peoples' financial instruments at December 31, 2001 and 2000:

     - For cash and due from banks, interest-bearing deposits with banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

     - For securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     - The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     - The fair value of the investment in FHLB stock is the carrying amount.

     - The fair value of accrued interest receivable and accrued interest payable is the carrying amount.

     - The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits for similar remaining maturities.

     - The fair value of securities sold under agreements to repurchase approximate their carrying amount.

     - The fair value of long-term debt is estimated by discounting future cash flows using current rates at which similar debt with similar maturities could be obtained from the FHLB.

     - The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements.

The estimated fair value of Peoples' financial instruments were as follows:

                                                   December 31, 2001     December 31, 2000
                                                  -----------------------------------------
                                                  Carrying     Fair     Carrying     Fair
                                                   Amount      Value     Amount      Value
                                                  --------   --------   --------   --------
                                                                (In Thousands)
Financial assets:
  Cash and due from banks, interest-bearing
    deposits with banks and federal funds sold    $ 21,634   $ 21,634   $ 44,784   $ 44,784
  Securities                                        69,544     69,544     51,675     51,675
  Loans receivable, net                            247,990    255,614    221,862    228,092
  Investment in FHLB stock                           1,368      1,368      1,368      1,368
  Accrued interest receivable                        1,756      1,756      2,008      2,008

Financial liabilities:
  Deposits                                         282,462    284,590    267,088    267,833
  Securities sold under agreements to
    repurchase                                       8,710      8,710      6,700      6,700
  Long-term debt                                    24,349     25,112     19,756     20,053
  Accrued interest payable                           1,026      1,026      1,299      1,299

Off-balance sheet financial instruments:
  Commitments to extend credit and outstanding
    letters of credit                                    -          -          -          -

NOTE 16 - PEOPLES FIRST, INC. (PARENT COMPANY ONLY) FINANCIAL
INFORMATION

BALANCE SHEETS

                                                  December 31,
                                               -----------------
                                                 2001      2000
                                               -------   -------
                                                 (In Thousands)
                 ASSETS

Cash                                           $    69   $     5
Securities available for sale                    8,126         -
Investment in bank subsidiary                   35,342    41,179
Other assets                                       509       385
                                               -------   -------
                                               $44,046   $41,569
                                               =======   =======
  LIABILITIES AND STOCKHOLDERS' EQUITY

Other liabilities                              $   404   $   365

Stockholders' equity                            43,642    41,204
                                               -------   -------
                                               $44,046   $41,569
                                               =======   =======

STATEMENTS OF INCOME

                                                       For the
                                                       Period
                                                      July 27,
                                      Year Ended       2000 to
                                     December 31,   December 31,
                                         2001           2000
                                     ------------   ------------
                                            (In Thousands)

Dividends from bank subsidiary         $10,355         $1,033
Interest income on tax exempt
  securities                               203              -
Equity in (excess of)
  undistributed earnings of bank
  subsidiary                            (6,296)           475
Other expenses                             (39)           (74)
                                       -------         ------
    Income before Income Taxes           4,223          1,434

Income tax benefit                          13             25
                                       -------         ------
    Net Income                         $ 4,236         $1,459
                                       =======         ======

STATEMENTS OF CASH FLOWS

                                                       For the
                                                       Period
                                                      July 27,
                                      Year Ended       2000 to
                                     December 31,   December 31,
                                         2001           2000
                                     ------------   ------------
                                            (In Thousands)
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net income                           $ 4,236         $1,459
  Amortization of securities
    premium (discount), net                  4              -
  Deferred income taxes                      5            (20)
  Excess of (equity in)
    undistributed earnings of bank
    subsidiary                           6,296           (475)
  (Increase) in other assets              (119)          (365)
  Increase in other liabilities              1              -
                                       -------         ------
      Net cash provided by
        operating activities            10,423            599
                                       -------         ------
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Purchases, securities available
    for sale                            (8,049)             -
                                       -------         ------
CASH FLOWS FROM FINANCING
  ACTIVITIES
  Purchase of treasury stock              (857)          (228)
  Cash dividends paid                   (1,453)          (366)
                                       -------         ------
      Net cash used in financing
        activities                      (2,310)          (594)
                                       -------         ------
      Increase in cash                      64              5

Cash:
  Beginning                                  5              -
                                       -------         ------
  Ending                               $    69         $    5
                                       =======         ======



Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure

None

PART III

Item 10 - Directors and Executive Officers of Peoples and the
          Bank

     The information relating to executive officers of Peoples is included under Item 4A in Part I of this Form 10-K. The information required by this item relating to directors of Peoples is incorporated by reference to that portion of Proposal I captioned "Election of Directors" located in the definitive proxy statement to be used in connection with Peoples' 2002 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the sectioned captioned "Section 16 Reporting" in the Proxy Statement.

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

PART IV

Item 14 - Exhibits, Financial Statements and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

     1.   Financial Statements

          Independent Auditor's Report

          Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000.

          Consolidated Statements of Income for the years ended
          December 31, 2001, 2000 and 1999.

          Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999.

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

     (c)  Exhibits

          3.1  Articles of Incorporation of Peoples First, Inc.
               (Incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-4,
               No. 333-30640.)

          3.2 Bylaws of Peoples First, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant's
               Registration Statement on Form S-4, No. 333-
               30640.)

         10.1 Lease Agreement, dated December 7, 1994, between Beiler Campbell, Inc. and The Peoples Bank of Oxford. (Incorporated by reference to
               Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended September 30, 2000.)

         10.2 Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and George C.
               Mason.

         10.3 Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and Hugh J.
               Garchinsky.

         21    List of Subsidiaries.

         23    Consent of Auditors.


                             SIGNATURE

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PEOPLES FIRST, INC.



Date: March 19, 2002          By: /s/  Hugh J. Garchinsky
                                  Hugh J. Garchinsky
                                  President and Chief Executive
                                  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ George C. Mason                        Date:  March 19, 2002
------------------------
George C. Mason
Chairman of the Board and Director

/s/ Carl R. Fretz                          Date:  March 19, 2002
------------------------
Carl R. Fretz
Vice Chairman, Corporate Secretary
and Director

/s/ Hugh J. Garchinsky                     Date:  March 19, 2002
------------------------
Hugh J. Garchinsky
President and Chief Executive Officer

/s/ Susan H. Reeves                        Date:  March 19, 2002
------------------------
Susan H. Reeves
Senior Vice President,
Chief Financial Officer and Cashier

                                           Date:
------------------------
Ben S. Beiler
Director

/s/ Arthur A. Bernardon                    Date:  March 19, 2002
------------------------
Arthur A. Bernardon
Director

/s/ Ross B. Cameron, Jr.                   Date:  March 19, 2002
------------------------
Ross B. Cameron, Jr.
Director

/s/ Emidio Frezzo, Jr.                     Date:  March 19, 2002
-----------------------
Emidio Frezzo, Jr.
Director

/s/ David R. Wilmerding                    Date:  March 19, 2002
-----------------------
David R. Wilmerding
Director



                           EXHIBIT INDEX

         10.2 Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and George C.
               Mason.

         10.3 Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and Hugh J.
               Garchinsky.

         21    List of Subsidiaries.

         23    Consent of Auditors.