Form 10-Q
period 2002-03-31
PEOPLES FIRST INC
filed 2002-05-14
CIK 1104901

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 2002 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _____________________ to _____________________

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

             COMMON STOCK, Par Value $1.00 per share
        2,987,284 shares outstanding as of March 31, 2002



Item  1. Financial Statements

                       PEOPLES FIRST, INC.
                   CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                       March 31,    December 31,
                                         2002           2001
                                      ----------    ------------
                                      (Unaudited)      (Note)
ASSETS
Cash and due from banks                $  9,779       $ 11,391
Interest-bearing deposits with
  banks                                   1,419            814
Federal funds sold                       13,048          9,429
Securities:
  Available for sale, at fair value      68,306         66,699
  Held to maturity, at amortized
    cost                                  2,745          2,845
                                       --------       --------
    Total securities                     71,051         69,544

Loans - net of unearned income          256,967        252,172
  Allowance for loan losses               4,247          4,182
                                       --------       --------
    Net loans                           252,720        247,990

Investment in FHLB stock, at cost         1,231          1,368
Bank premises and equipment, net         11,025         11,007
Accrued interest receivable and
  other assets                           10,262          9,806
                                       --------       --------
    Total assets                       $370,535       $361,349
                                       ========       ========
LIABILITIES
Deposits:
  Demand, non-interest bearing         $ 72,520       $ 68,624
  NOW and Super NOW                      54,071         55,650
  Money market funds                     30,062         26,153
  Savings                                45,189         41,932
  Time                                   89,537         90,103
                                       --------       --------
    Total deposits                      291,379        282,462

Securities sold under agreements to
  repurchase                              8,065          8,710
Long-term debt                           24,203         24,349
Accrued interest payable and other
  liabilities                             3,165          2,186
                                       --------       --------
    Total liabilities                   326,812        317,707
                                       --------       --------
STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per
  share; authorized 10,000,000
  shares; issued 3,053,208 shares         3,053          3,053
Surplus                                  16,172         16,172
Retained earnings                        25,569         24,843
Accumulated other comprehensive
  income                                    246            659
Treasury stock, at cost 65,924
  shares and 55,073 shares               (1,317)        (1,085)
                                       --------       --------
    Total stockholders' equity           43,723         43,642
                                       --------       --------
    Total liabilities and
      stockholders' equity             $370,535       $361,349
                                       ========       ========
    Memoranda: Standby letters of
      credit                           $  5,028       $  4,688
                                       ========       ========

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)
              (In Thousands, Except Per Share Data)

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                2002      2001
                                              -------    ------
Interest income:
  Loans receivable, including fees             $4,613    $4,835
  Securities:
    Taxable                                       686       628
    Tax-exempt                                    181       156
  Other interest and dividends                     57       392
                                               ------    ------
      Total interest income                     5,537     6,011
                                               ------    ------
Interest expense:
  Deposits                                      1,325     2,188
  Short-term borrowings                            16        62
  Long-term borrowings                            353       299
                                               ------    ------
      Total interest expense                    1,694     2,549
                                               ------    ------
      Net interest income                       3,843     3,462
Provision for loan losses                          90       120
                                               ------    ------
      Net interest income after provision
        for loan losses                         3,753     3,342
                                               ------    ------
Other income:
  Service charges on deposit accounts             339       312
  Income from fiduciary activities                140       130
  Investment management fees                      200       194
  Mortgage banking activities                     163        85
  Other income                                    238       227
                                               ------    ------
      Total other income                        1,080       948
                                               ------    ------
Other expenses:
  Salaries and employee benefits                2,062     1,759
  Occupancy                                       239       218
  Furniture and equipment                         182       150
  Communications and supplies                     152       172
  Taxes, other than income                         99        92
  Professional fees                                50        68
  Other                                           566       477
                                               ------    ------
      Total other expenses                      3,350     2,936
                                               ------    ------
      Income before income taxes                1,483     1,354
Income tax expense                                369       371
                                               ------    ------
      Net income                               $1,114    $  983
                                               ======    ======
Weighted average number of shares
  outstanding                                   2,995     3,036
                                               ======    ======
Basic earnings per share                       $ 0.37    $ 0.32
                                               ======    ======
Dividends declared per share                   $ 0.13    $ 0.12
                                               ======    ======

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                          (In Thousands)

                                             Three Months Ended
                                                  March 31,
                                            --------------------
                                               2002       2001
                                            ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  $  1,114    $   983
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
    Depreciation and amortization                227        192
    Amortization of securities premium
      (discount), net                             (5)       (25)
    Provision for loan losses                     90        120
    Earnings on life insurance                   (48)       (48)
    Deferred income taxes                        (18)       (34)
    (Increase) decrease in other assets         (225)      (621)
    Increase (decrease) in other
      liabilities                                981         (8)
                                            --------    -------
      Net cash provided by operating
        activities                             2,116        559
                                            --------    -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) in interest-bearing
  deposits with banks                           (605)      (883)
Net (increase) decrease in federal funds
  sold                                        (3,619)       859
Securities held to maturity:
  Proceeds from maturities                       100         85
Securities available for sale:
  Proceeds from maturities                     6,415      6,300
  Purchases                                   (8,643)    (3,622)
Net increase in loans receivable              (4,820)    (3,056)
Redemption of FHLB stock                         137          -
Purchases of premises and equipment             (197)      (974)
                                            --------    -------
      Net cash used in investing
        activities                           (11,232)    (1,291)
                                            --------    -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing
  demand deposits, NOW, Super NOW, money
  market funds and savings deposits            9,483     (4,804)
Net increase (decrease) in time deposits        (566)     3,124
Net increase (decrease) in securities
  sold under agreements to repurchase           (645)     3,490
Repayments of long-term debt                    (146)       (91)
Dividends paid                                  (390)      (365)
Purchase of treasury stock                      (232)      (221)
                                            --------    -------
      Net cash provided by financing
        activities                             7,504      1,133
                                            --------    -------
      Net increase (decrease) in cash and
        due from banks                        (1,612)       401

Cash and due from banks:
  Beginning of year                           11,391     12,773
                                            --------    -------
  End of period                             $  9,779    $13,174
                                            ========    =======

The accompanying notes are an integral part of these financial statements.



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Three Months Ended March 31, 2001
                           (Unaudited)
                          (In Thousands)

                                                                            Accumulated
                                                                               Other
                                              Common             Retained   Comprehensive   Treasury
                                               Stock   Surplus   Earnings   Income (Loss)     Stock      Total
                                              ------   -------   --------   -------------   --------   --------
Balance December 31, 2000                     $3,053   $16,172   $22,085         $122        $(228)    $41,204
                                                                                                       -------
  Comprehensive income
    Net Income                                                       983                                   983
    Net change in unrealized gains/(losses)
      on securities available for sale, net
      of income taxes                                                             378                      378
                                                                                                       -------
        Total comprehensive income                                                                       1,361
                                                                                                       -------
Cash dividends declared, $.12 per share                             (363)                                 (363)
Purchase of treasury stock                                                                    (221)       (221)
                                             -------   -------   -------      -------      -------     -------
Balance March 31, 2001                        $3,053   $16,172   $22,705         $500        $(449)    $41,981
                                             =======   =======   =======      =======      =======     =======

                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Three Months Ended March 31, 2002
                           (Unaudited)
                          (In Thousands)

                                                                            Accumulated
                                                                               Other
                                              Common             Retained   Comprehensive   Treasury
                                               Stock   Surplus   Earnings   Income (Loss)     Stock      Total
                                              ------   -------   --------   -------------   --------   --------
Balance December 31, 2001                     $3,053   $16,172   $24,843        $ 659       $(1,085)   $43,642
                                                                                                       -------
Comprehensive income
    Net Income                                                     1,114                                 1,114
    Net change in unrealized gains/(losses)
      on securities available for sale, net
      of income taxes                                                            (413)                    (413)
                                                                                                       -------
        Total comprehensive income                                                                         701
                                                                                                       -------
Cash dividends declared, $.13 per share                             (388)                                 (388)
Purchase of treasury stock                                                                     (232)      (232)
                                             -------   -------   -------       -------      -------    -------
Balance March 31, 2002                        $3,053   $16,172   $25,569         $ 246      $(1,317)   $43,723
                                             =======   =======   =======       =======      =======    =======



                       PEOPLES FIRST, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

March 31, 2002

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly-owned subsidiary The Peoples Bank of Oxford (the "Bank") and its subsidiaries (collectively "Peoples"). Peoples' subsidiaries include Wilmerding & Associates, Inc. ("Wilmerding"), an investment advisor registered with the SEC and based in Rosemont, Pennsylvania and Peoples First Business Investment Company, LLC ("PFBI"), a non-operating company formed in January 2002 for the purpose of holding certain equity investments in operating entities. The results of PFBI are not material to Peoples' financial statements. All material inter-company transactions have been eliminated. Peoples First, Inc. was formed on July 27, 2000, and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission
Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in the Annual Report on Form 10-K of Peoples First, Inc. filed with the Securities and Exchange Commission for the year ended
December 31, 2001.

Note B - Accounting Policies

The accounting policies of Peoples as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Annual Report on Form 10-K of Peoples First, Inc. filed for the year ended December 31, 2001.

Note C - Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains (losses) are as follows:

                                              Three Months Ended
                                                   March 31,
                                              ------------------
                                                 2002     2001
                                                ------   ------
                                                (In Thousands)
Unrealized holding gains (losses) arising
  during the period:
    Before tax amount                           $(626)   $ 573
    Income tax effect                             213     (195)
                                                -----     ----
    Net of tax amount                           $(413)   $ 378
                                                =====    =====

Note D - New Accounting Standards

Financial Accounting Standard Board ("FASB") Statement No. 142 "Goodwill and Other Intangible Assets," prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for Peoples in January 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 would be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible. Adoption of this statement did not have an impact on Peoples' financial condition or results of operations as Peoples had no goodwill or other intangibles on its balance sheet.

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for Peoples on January 1, 2003, and is not expected to have a significant impact on Peoples' financial condition or results of operations.

In August 2001, the FASB issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement became effective for Peoples on January 1, 2002, and did not have a significant impact on Peoples' financial condition or results of operations.

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

Critical Accounting Policies

Note 2 to the consolidated financial statements of Peoples First, Inc. (included in Item 8 of the Annual Report on Form 10-K of Peoples First, Inc. for the year ended December 31, 2001) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Peoples and its results of operations.

Financial Condition

Total assets of Peoples increased $9,186,000 or 2.5% during the first quarter of 2002. An increase in deposits of $8,917,000 was the primary resource for the growth in assets. This growth funded an increase in net loans of $4,730,000 or 1.9% for the quarter. In addition, federal funds sold, securities and interest-bearing deposits with banks all reflected increases, along with a corresponding increase in accrued interest receivable. Peoples' investment in FHLB stock decreased by $137,000 resulting from the FHLB's periodic calculation of stock ownership requirements.

Total deposits increased by $8,917,000 since year-end 2001. The increases were in demand deposit accounts, which were up by $3,896,000 or 5.7%, money market accounts which were up by $3,909,000 or 15.0%, and savings accounts, which increased by $3,257,000 or 7.8%. These increases were partially offset by a decrease in NOW and SuperNOW accounts of $1,579,000 or 2.8% and a decrease in time deposits of $566,000. The current rate environment contributed to the growth in deposits, along with Peoples' expansion and business development, part of which includes the branch in Rising Sun, Maryland that opened in December 2001.

Results of Operations

Net income for the first quarter 2002 was $1,114,000 or $.37 per share compared to $983,000 or $.32 per share for the first quarter 2001. This reflects a 13.3% increase in net income for the first quarter of this year compared to last year.

Net interest income for the first quarter 2002 increased by $381,000 or 11.0% compared to the first quarter 2001. This increase is a result of increased volume of interest earning assets and an improved net interest margin. The net interest margin held steady at 4.71% for the year 2001. For the first quarter 2002, the net interest margin has averaged 4.90%, adding to the net interest income. While the margin has improved for the first quarter, Peoples anticipates it will again start to compress as the year progresses.

Peoples recorded a $90,000 provision for loan losses for the first quarter 2002, as compared to a provision of $120,000 for the first quarter 2001. As a percentage of loans, the allowance for loan losses was 1.65% at March 31, 2002, compared to 1.66% at year-end 2001 and 1.75% at March 31, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower's financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with Peoples' loan portfolio.

Non-interest income increased by $132,000 or 13.9%. Fees from mortgage banking activities increased by $78,000 over first quarter 2001; service charges on deposit accounts were up by $27,000; other income increased by $11,000; income from fiduciary activities was up by $10,000 and investment management fees from Wilmerding, People's registered investment advisor subsidiary, were up $6,000. The favorable rate environment for mortgage banking activities during 2001 and 2002 has led to increased mortgage loan and refinancing demand. This increased demand and Peoples' efforts to expand the business by working more closely with local realtors has led to the increased fees from mortgage banking activities for the first quarter 2002.
The increased service charges on deposit accounts in consistent with the continued growth in the Bank's core deposit accounts, which generate these fees.

Total non-interest expense increased by $414,000 compared to the first quarter 2001. The largest increase was in salaries and employee benefits, which increased by $303,000 or 17.2% compared to the first quarter 2001. Several factors contributed to this increase including payroll increases as a result of normal merit increases, additions to staff, increased incentive compensation accruals and increases in medical insurance. Increases in salary and benefits are anticipated as Peoples continues to grow in size and number of locations. Also, increases were noted in other expenses, which were up by $89,000; furniture and fixture expense increased $32,000; occupancy expense reflected an increase of $21,000; and Pennsylvania shares tax expense was up $7,000. Reductions were noted in communications and supplies, which were down by $20,000 and professional fees were down by $18,000. Increases in operating expenses were anticipated with the addition of the Rising Sun Branch in December 2001. As Peoples continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development.

Income tax expense was $369,000 for the first quarter 2002 compared to $371,000 for first quarter 2001. Income tax expense as a percentage of income before income taxes was 24.9% for the first quarter 2002 compared to 27.4% for the first quarter 2001. The decrease in Peoples' effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank owned life insurance, along with tax credits on an investment in a low income housing partnership.

Liquidity

Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of Peoples' sources of liquidity is $269,514,000 in core deposits at March 31, 2002, which increased $9,473,000 over total core deposits of $260,041,000 at year-end. Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold, which totaled $14,467,000, and securities maturing in one year or less, which totaled $11,887,000, at March 31, 2002. In comparison, interest-bearing due from banks and federal funds sold totaled $10,243,000 and securities maturing in one year or less totaled $10,250,000 at year-end 2001. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that Peoples' liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $43,723,000 as of March 31, 2002, representing an $81,000 increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $726,000, partially offset with decreased accumulated other comprehensive income by $413,000, and with treasury stock purchases of $232,000.

At March 31, 2002, Peoples had a leverage ratio of 12.14%, a Tier I capital to risk-based assets ratio of 15.78% and a total capital to risk-based assets ratio of 17.03%. These ratios indicate Peoples exceeds the federal regulatory minimum requirements for a "well capitalized bank."

In 2001, shareholders approved the 2001 Stock Option Plan. No options have been granted under this plan.

Item 3.   Quantitative and Qualitative Disclosure about Market
          Risk

There are no material changes in Peoples' interest rate risk exposure since December 31, 2001. Please refer to the Annual Report on Form 10-K of Peoples First, Inc. for the year ended December 31, 2001, filed with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not Applicable

Item 2.   Changes in Securities and Use of Proceeds

          Not Applicable

Item 3.   Defaults Upon Senior Securities

          Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          Not Applicable

Item 5.   Other Information

          Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

Exhibit   Title
-------   -----
   3.1 Articles of Incorporation of Peoples. (Incorporated by reference to Exhibit 3.1 to Peoples First, Inc.'s
          Registration Statement on Form S-4, No. 333-30640.)

   3.2 Bylaws of Peoples. (Incorporated by reference to Exhibit 3.2 to Peoples First, Inc.'s Registration
          Statement on Form S-4, No. 333-30640.)

  10.2 Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and George C. Mason. (Incorporated by reference to Exhibit 10.2 to Peoples First Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.)

  10.3 Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and Hugh J. Garchinsky. (Incorporated by reference to Exhibit 10.2 to Peoples First Inc.'s Annual Report on Form 10-K for the year ended December 31, 2001.)

          (b)  Reports on Form 8-K

               There were no reports filed on Form 8-K during the first quarter of 2002.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PEOPLES FIRST, INC.
                              -------------------
                                  (Registrant)


Date:  May 13, 2002           By:/s/ Hugh J. Garchinsky
                                 -------------------------------
                                 Hugh J. Garchinsky
                                 President and
                                 Chief Executive Officer


Date:  May 13, 2002           By:/s/ Susan H. Reeves
                                 -------------------------------
                                 Susan H. Reeves
                                 Senior Vice President and
                                 Chief Financial Officer