Form 10-Q
period 2002-06-30
PEOPLES FIRST INC
filed 2002-08-13
CIK 1104901

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 2002 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _______________ to _______________

Commission file number:  333-30640

                      PEOPLES FIRST, INC.
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

          PENNSYLVANIA                      23-3028825
--------------------------------   -----------------------------
(State or other jurisdiction of         (I.R.S. Employer)
incorporation or organization)          Identification No.)

24 SOUTH THIRD STREET, OXFORD, PENNSYLVANIA       19363
-------------------------------------------     ----------
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

            COMMON STOCK, Par Value $1.00 per share
       2,968,284 shares outstanding as of June 30, 2002



Item 1.  Financial Statements

                      PEOPLES FIRST, INC.
                  CONSOLIDATED BALANCE SHEETS
                        (In Thousands)

                                            June 30,       December 31,
                                              2002             2001
                                            --------       ------------
                                           (Unaudited)        (Note)
ASSETS
Cash and due from banks                     $ 11,422         $ 11,391
Interest-bearing deposits with banks           1,696              814
Federal funds sold                            12,224            9,429
Securities:
  Available for sale, at fair value           69,421           66,699
  Held to maturity, at amortized cost          2,745            2,845
                                             -------          -------

  Total securities                            72,166           69,544

Loans - net of unearned income               274,476          252,172
  Allowance for loan losses                    4,288            4,182
                                             -------          -------

    Net loans                                270,188          247,990

Investment in FHLB stock, at cost              1,569            1,368
Premises and equipment, net                   10,739           11,007
Accrued interest receivable and
  other assets                                 9,777            9,806
                                             -------          -------

  Total assets                              $389,781         $361,349
                                             =======          =======

LIABILITIES
Deposits:
  Demand, non-interest bearing              $ 75,221         $ 68,624
  NOW and Super NOW                           60,360           55,650
  Money market funds                          29,017           26,153
  Savings                                     48,916           41,932
  Time                                        88,542           90,103
                                             -------          -------

    Total deposits                           302,056          282,462
Securities sold under agreements
  to repurchase                                7,575            8,710
Long-term debt                                31,054           24,349
Accrued interest payable and
  other liabilities                            4,233            2,186
                                             -------          -------

    Total liabilities                        344,918          317,707
                                             -------          -------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share;
  authorized 10,000,000 shares;
  issued 3,053,208 shares                      3,053            3,053
Surplus                                       16,172           16,172
Retained earnings                             26,377           24,843
Accumulated other comprehensive income           990              659
Treasury stock, at cost 84,924 shares 2002;
  55,073 shares 2001                          (1,729)          (1,085)
                                             --------         --------

    Total stockholders' equity                44,863           43,642
                                             -------          -------

    Total liabilities and stockholders'
      equity                                $389,781         $361,349
                                             =======          =======

    Memoranda:  Standby letters of credit   $  4,820         $  4,688
                                             =======          =======

Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.



                      PEOPLES FIRST, INC.
               CONSOLIDATED STATEMENTS OF INCOME
                          (Unaudited)
             (In Thousands, Except Per Share Data)

                                                   Six Months Ended        Three Months Ended
                                                       June 30,                 June 30,
                                                   -------------------     -------------------
                                                      2002        2001        2002        2001
                                                   -------------------     -------------------
Interest income:
  Loans receivable, including fees                 $ 9,396     $ 9,702     $ 4,783     $ 4,867
  Securities:
    Taxable                                          1,384       1,218         698         590
    Tax-exempt                                         362         318         181         162
  Other interest and dividends                         103         697          46         305
                                                    ------      ------      ------      ------
    Total interest income                           11,245      11,935       5,708       5,924
                                                    ------      ------      ------      ------

Interest expense:
  Deposits                                           2,602       4,193       1,277       2,005
  Short-term borrowings                                 30         121          14          59
  Long-term borrowings                                 723         599         370         300
                                                    ------      ------      ------      ------

    Total interest expense                           3,355       4,913       1,661       2,364
                                                    ------      ------      ------      ------

    Net interest income                              7,890       7,022       4,047       3,560
Provision for loan losses                              180         210          90          90
                                                    ------      ------      ------      ------

  Net interest income after provision for
    loan losses                                      7,710       6,812       3,957       3,470
                                                    ------      ------      ------      ------

Other income:
  Service charges on deposit accounts                  675         640         336         328
  Income from fiduciary activities                     284         267         144         137
  Investment management fees                           387         371         187         177
  Mortgage banking activities                          323         195         160         110
  Other income                                         434         492         196         265
                                                    ------      ------      ------      ------

    Total other income                               2,103       1,965       1,023       1,017
                                                    ------      ------      ------      ------

Other expenses:
  Salaries and employee benefits                     4,145       3,615       2,083       1,856
  Occupancy                                            477         427         238         209
  Furniture and equipment                              356         299         174         149
  Communications and supplies                          310         338         158         166
  Taxes, other than income                             195         185          96          93
  Professional fees                                    133         169          83         101
  Other                                              1,110         947         544         470
                                                    ------      ------      ------      ------

    Total other expenses                             6,726       5,980       3,376       3,044
                                                    ------      ------      ------      ------

    Income before income taxes                       3,087       2,797       1,604       1,443
Income tax expense                                     779         753         410         382
                                                    ------      ------      ------      ------

    Net income                                     $ 2,308     $ 2,044     $ 1,194     $ 1,061
                                                    ======      ======      ======      ======

Weighted average number of shares outstanding        2,987       3,030       2,980       3,025
                                                    ======      ======      ======      ======

Basic earnings per share                           $  0.77     $  0.67     $  0.40     $  0.35
                                                    ======      ======      ======      ======

Dividends declared per share                       $  0.26     $  0.24     $  0.13     $  0.12
                                                    ======      ======      ======      ======

The accompanying notes are an integral part of these financial statements.



                      PEOPLES FIRST, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)
                        (In Thousands)

                                                                   Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                    2002          2001
-----------------------------------------------------------     --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                      $  2,308      $  2,044
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                    454           393
    Amortization of securities premium (discount), net               (11)          (41)
    Provision for loan losses                                        180           210
    Earnings on life insurance                                       (97)          (98)
    Deferred income taxes                                            (34)          (61)
    (Increase) in other assets                                      (104)       (2,180)
    Increase (decrease) in other liabilities                       2,051          (980)
                                                                 -------       -------

      Net cash provided by operating activities                    4,747          (713)
                                                                 -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits
  with banks                                                        (882)        2,611
Net (increase) in federal funds sold                              (2,795)       (5,034)
Securities held to maturity:
  Proceeds from maturities                                           100            85
Securities available for sale:
  Proceeds from maturities                                         9,715        14,325
  Purchases                                                      (11,924)      (10,793)
Net increase in loans receivable                                 (22,378)       (6,893)
Purchases of FHLB stock                                             (201)            -
Purchases of premises and equipment                                  (93)       (1,155)
                                                                 -------       -------

      Net cash used in investing activities                      (28,458)       (6,854)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand
  deposits, NOW, Super NOW, money market funds
  and savings deposits                                            21,155         1,274
Net increase (decrease) in time deposits                          (1,561)        3,893
Net increase (decrease) in securities sold under
  agreements to repurchase                                        (1,135)        3,455
Proceeds from long-term debt                                       7,000             -
Repayments of long-term debt                                        (295)         (185)
Dividends paid                                                      (778)         (728)
Purchase of treasury stock                                          (644)         (342)
                                                                 -------       -------

      Net cash provided by financing activities                   23,742         7,367
                                                                 -------       -------

      Net increase (decrease) in cash and due from banks              31          (200)

Cash and due from banks:
  Beginning of year                                               11,391        12,773
                                                                 -------       -------

  End of period                                                 $ 11,422      $ 12,573
                                                                 =======       =======

The accompanying notes are an integral part of these financial statements.



                      PEOPLES FIRST, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Six Months Ended June 30, 2001
                          (Unaudited)
                        (In Thousands)

                                                                            Accumulated
                                                                               Other
                                              Common             Retained  Comprehensive  Treasury
                                              Stock    Surplus   Earnings     Income       Stock      Total
                                              ------   -------   --------  -------------  --------    -----
Balance December 31, 2000                     $3,053   $16,172   $22,085        $122      $(228)    $ 41,204
                                                                                                     -------
  Comprehensive income
    Net Income                                                     2,044                               2,044
  Net change in unrealized gains on
    securities available for sale,
    net of income taxes                                                          370                     370
                                                                                                     -------

    Total comprehensive income                                                                         2,414
                                                                                                     -------

Cash dividends declared, $.24 per share                             (725)                               (725)
Purchase of treasury stock                                                                 (342)        (342)
                                               -----    ------    -------        ---       -----     -------

Balance June 30, 2001                         $3,053   $16,172   $23,404        $492      $(570)    $ 42,551
                                               =====    ======    ======         ===       =====     =======


                      PEOPLES FIRST, INC.
        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Six Months Ended June 30, 2002
                          (Unaudited)
                        (In Thousands)

                                                                            Accumulated
                                                                               Other
                                              Common             Retained  Comprehensive  Treasury
                                              Stock    Surplus   Earnings     Income       Stock      Total
                                              ------   -------   --------  -------------  --------    -----
Balance December 31, 2001                     $3,053   $16,172   $24,843        $659      $(1,085)  $ 43,642
                                                                                                     -------
  Comprehensive income
    Net Income                                                     2,308                               2,308
  Net change in unrealized gains on
    securities available for sale,
    net of income taxes                                                          331                     331
                                                                                                     -------

    Total comprehensive income                                                                         2,639
                                                                                                     -------

Cash dividends declared, $.26 per share                             (774)                               (774)
Purchase of treasury stock                                                                   (644)      (644)
                                               -----    ------    -------        ---       -------   -------

Balance June 30, 2002                         $3,053   $16,172   $26,377        $990      $(1,729)  $ 44,863
                                               =====    ======    ======         ===       =======   =======



                      PEOPLES FIRST, INC.
                 NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

June 30, 2002

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly owned subsidiary, The Peoples Bank of Oxford (the "Bank") and its subsidiaries (collectively "Peoples"). Peoples subsidiaries include Wilmerding & Associates, Inc. ("Wilmerding"), an investment advisor registered with the SEC and based in Rosemont, Pennsylvania and Peoples First Business Investment Company, LLC ("PFBI"), a non-operating company formed in January 2002 for the purpose of holding certain equity investments in operating entities. All material inter-company transactions have been eliminated. Peoples First, Inc. was formed on July 27, 2000 and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

Note C - Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains (losses) on securities available for sale. The federal income taxes allocated to the unrealized gains are as follows:

                                                        Six Months Ended
                                                            June 30,
                                                        2002        2001
                                                        ----------------
                                                         (In Thousands)
Unrealized holding gains arising during the period:

     Before tax amount                                  $502        $560

     Income tax effect                                  (171)       (190)
                                                        -----       -----
          Net of tax amount                             $331        $370
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

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement will become effective for Peoples on January 1, 2003 and will not have an impact on Peoples' financial condition or results of operations.

In August 2001, the FASB issued Statement 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions for the disposal of a segment of a business." This Statement also amends ARB No. 51, "Consolidated Financial Statements." The provisions of this Statement became effective for Peoples on January 1, 2002 and did not have a significant impact on Peoples' financial condition or results of operations.

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

The most significant estimate in the preparation of Peoples' financial statements is for the allowance for loan losses.
Please refer to the discussion of this calculation under "Results of Operations" below.

Financial Condition

Total assets of Peoples increased $28,432,000 or 7.9% during the first half of 2002. Increases in deposits of $19,594,000, long-term debt of $6,705,000, other liabilities of $2,047,000 and the increase in retained earnings of $1,534,000 were the primary resources for the growth in assets. This growth funded an increase in net loans of $22,198,000 or 9.0% for the first half of 2002. The majority of the loan growth was in mortgage loans increasing $19,850,000 or 10.1%. In addition, federal funds sold increased $2,795,000, securities increased $2,622,000 along with an increase in interest-bearing deposits with banks of $882,000. Peoples' investment in FHLB stock increased by $201,000 resulting from the FHLB's stock ownership requirements as it relates to the long-term debt increase.

Total deposits increased by $19,594,000 since year-end 2001.
The increases were in demand deposit accounts, which were up by $6,597,000 or 9.6%, savings accounts increased by $6,984,000 or 16.7%, NOW and SuperNOW accounts were up by $4,710,000 or 8.5% and money market accounts which were up by $2,864,000 or 11.0%. These increases were partially offset by a decrease in time deposits of $1,561,000 or 1.7% for the six months ended June 30, 2002. The current rate environment contributed to the growth in deposits, along with Peoples' expansion and business development.

Results of Operations

Net income for the first half 2002 was $2,308,000 or $.77 per share and totaled $1,194,000 or $.40 per share for the three months ended June 30, 2002. In comparison, net income for the first half of 2001 was $2,044,000 or $.67 per share and $1,061,000 or $.35 per share for the quarter ended June 30, 2001. This reflects a $264,000 or 12.9% increase in net income for the first half of 2002 compared to 2001 and an increase of $133,000 or 12.5% for the second quarter 2002 compared to the second quarter 2001.

Net interest income for the first half 2002 increased by $868,000 or 12.4% compared to the first half 2001. Likewise, for the second quarter 2002, net interest income increased by $487,000 or 13.7% compared to the same time period in 2001. This increase is a result of increased volume and an improved net interest margin. The net interest margin held steady at 4.71% for the year 2001. For the first half of 2002, the net interest margin has averaged 4.90%, adding to the net interest income. While the margin has improved for the first half, Peoples anticipates it will again start to compress, negatively impacting net interest income.

Peoples recorded a $180,000 provision for loan losses for the first six months of 2002, as compared to a provision of $210,000 for the first half 2001. The provision for the second quarter of 2002, totaled $90,000 which was comparable to the second quarter 2001. As a percentage of loans, the allowance for loan losses was 1.56% at June 30, 2002, compared to 1.66% at year-end 2001 and 1.75% at June 30, 2001. Although the amount of the allowance for loan losses at June 30, 2002 increased $105,000, or 2.5%, over the amount at December 31, 2001, the allowance for loan losses as a percentage of total loans has declined 10 basis points since year-end 2001, principally as a result of loan growth. Because the loan growth over the first six months of 2002 primarily involved real estate loans, management did not feel it necessary to maintain the level of the allowance for loan losses, as a percentage of total loans, at the same level that existed at December 31, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower's financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with Peoples' loan portfolio.

Non-interest income increased by $138,000 or 7.0% and $6,000 or ..6% for the six and three month time periods ending June 30, 2002, respectively compared to the same periods in 2001. The largest increase in non-interest income for the first half of 2002 compared to 2001 was in fees from mortgage banking activities, which increased, by $128,000 or 65.6%. Peoples acts as a broker on the secondary market, originating individual loans for correspondent banks and mortgage companies and receiving a fee for these services. The favorable rate environment for mortgage banking activities during 2001 and 2002 has led to an increase in mortgage loan and refinancing demand. This increased demand and Peoples' efforts to expand the business by working more closely with local realtors has led to the increased fee income from mortgage banking activities. In addition, service charges on deposit accounts increased by $35,000 or 5.5%, compared to the first half of 2001. The increased service charges on deposit accounts are consistent with the continued growth in the Bank's core deposit accounts, which generate these fees. Income from fiduciary activities was up by $17,000 or 6.4% and investment management fees from Wilmerding were up $16,000 or 4.3% compared to the first six months of 2001. Peoples' Trust Department and Wilmerding's total assets under management equaled $344,862,000 on June 30, 2002, up from $340,855,000 at June 30, 2001. The increases in non-interest income were partly offset by a decrease of $58,000 or 11.8% in other income for the first half 2002 compared to 2001, which was the result of a reduction in other fee income collected and a loss on the sale of an asset.

Total non-interest expense increased by $746,000 or 12.5% for the first half 2002 compared to the same time period in 2001 and $332,000 or 10.9% for the second quarter of 2002 compared to the second quarter 2001. The largest increase in non-interest expense was in salaries and employee benefits, which increased by $530,000 or 14.7% for the first half of 2002 compared to the first half 2001. The increases in payroll and payroll related expenses resulted from normal merit increases, additions to staff and increased incentive compensation accruals, along with the rising costs of medical insurance. Increases in salary and benefits are anticipated as Peoples continues to grow in size and number of locations.

Comparing the first half of 2002 to first half 2001, other expenses were up by $163,000 or 17.2%, primarily as a result of increased loan origination related expenses and fees paid by Peoples on deposit accounts with other banks. Increases were noted in furniture and fixture expense, which increased $57,000 or $19.1%, along with occupancy expense, which reflected an increase of $50,000 or 11.7%. The Rising Sun Branch that opened in December 2001 contributed to the increase in occupancy and furniture and fixture expenses. As Peoples continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development. Pennsylvania shares tax expense was up $10,000 or 5.4%, which correlates with growth in the Bank's shareholder's equity. Reductions were achieved in communications and supplies expense, which were down by $28,000 or 8.3%, along with professional fees which decreased by $36,000 or 21.3%. These reductions were a result of improved management of the supply inventory and reduced legal and consulting costs.

Income tax expense was $779,000 for the first half of 2002 compared to $753,000 for first half of 2001 and $410,000 for the second quarter 2002 compared to $382,000 for the second quarter 2001. Income tax expense as a percentage of income before income taxes was 25.2% for the first half 2002 compared to 26.9% for the first half 2001. The decrease in Peoples' effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank owned life insurance, along with tax credits on an investment in a low income housing partnership.

Liquidity

Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of Peoples' sources of liquidity is $280,577,000 in core deposits at June 30, 2002, which increased $20,536,000 over total core deposits of $260,041,000 at year-end. Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold which totaled $13,920,000, and securities maturing in one year or less, which totaled $12,961,000, at June 30, 2002. In comparison, interest-bearing due from banks and federal funds sold totaled $10,243,000 and securities maturing in one year or less totaled $10,250,000 at year-end 2001. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that Peoples' liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $44,863,000 as of June 30, 2002, representing a $1,221,000 increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $1,534,000, along with increased accumulated other comprehensive income up $331,000, and partially offset with treasury stock purchases of $644,000. In November 2001, the Board approved a second stock repurchase plan authorizing the repurchase of $1,000,000 in Peoples' stock with a termination date of October 2002. Under this plan 33,843 shares have been repurchased at a cost of $728,000 through June 30, 2002. In addition, on June 18, 2002, the Board approved a third repurchase plan for repurchasing another $1,000,000 in Peoples' stock with a termination date of June 2003.

At June 30, 2002, Peoples had a leverage ratio of 11.84%, a Tier I capital to risk-based assets ratio of 14.96% and a total capital to risk-based assets ratio of 16.21%. At June 30, 2002, the Bank had a leverage ratio of 9.95%, a Tier I capital to risk-based assets ratio of 12.42% and a total capital to risk-based assets ratio of 13.68%. These ratios indicate Peoples and the Bank both exceed the federal regulatory minimum requirements for a "well capitalized bank."

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders of Peoples First, Inc. was held on May 14, 2002. The only matter presented for shareholder action at the meeting was the election of two (2) class II directors to hold office for three years from the election date.

There was no solicitation in opposition to the nominees of the Board of Directors for election as directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld for each nominee was as follows:

     Nominee Name           Votes for         Votes withheld
     ------------           ---------         --------------

     Hugh J. Garchinsky     2,279,685.845     2,746.58

     Carl R. Fretz          2,279,685.845     2,746.58

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit  Title
-------  -----

3.1 Articles of Incorporation of Peoples. (Incorporated by reference to Exhibit 3.1 to Peoples' Registration
         Statement on Form S-4, No. 333-30640.)

3.2 Bylaws of Peoples. (Incorporated by reference to Exhibit 3.2 to Peoples' Registration Statement on
         Form S-4, No. 333-30640.)

99.1     Certification of Chief Executive Officer under
         Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification of Chief Financial Officer under
         Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K during the second quarter of 2002.



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             PEOPLES FIRST, INC.
                             -------------------
                                (Registrant)

Date:  August 12, 2002       BY:  /s/ Hugh J. Garchinsky
       ---------------            ----------------------
                                      Hugh J. Garchinsky
                                      President and
                                      Chief Executive Officer

Date:  August 12, 2002       BY:  /s/ Susan H. Reeves
       ---------------            -------------------
                                      Susan H. Reeves
                                      Senior Vice President and
                                      Chief Financial Officer