Form 10-Q
period 2002-09-30
PEOPLES FIRST INC
filed 2002-11-14
CIK 1104901

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED SEPTEMBER 30, 2002 or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM _________________ to __________________

Commission file number:  333-30640

                       PEOPLES FIRST, INC.
----------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                        23-3028825
----------------------------------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

24 SOUTH THIRD STREET, OXFORD, PENNSYLVANIA            19363
-------------------------------------------          ----------
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

              COMMON STOCK, Par Value $1.00 per share
       2,968,284 shares outstanding as of September 30, 2002



Item  1. Financial Statements

                     PEOPLES FIRST, INC.
                 CONSOLIDATED BALANCE SHEETS
                          (In Thousands)

                                    September 30,   December 31,
                                       2002             2001
                                    ------------    ------------
                                    (Unaudited)     (Note)
ASSETS
Cash and due from banks               $11,631          $11,391
Interest-bearing deposits with banks    1,120              814
Federal funds sold                     18,609            9,429
Securities:
   Available for sale, at fair value   64,897           66,699
   Held to maturity, at amortized
     cost                                   -            2,845
                                      -------          -------
   Total securities                    64,897           69,544

Loans - net of unearned income        289,496          252,172
   Allowance for loan losses            4,418            4,182
                                     --------         --------
      Net loans                       285,078          247,990

Investment in FHLB stock, at cost       1,569            1,368
Premises and equipment, net            10,866           11,007
Accrued interest receivable
     and other assets                  11,730            9,806
                                     --------         --------
   Total assets                      $405,500         $361,349


LIABILITIES
Deposits:
   Demand, non-interest bearing       $75,356          $68,624
   NOW and Super NOW                   67,031           55,650
   Money market funds                  35,969           26,153
   Savings                             46,841           41,932
   Time                                91,741           90,103
                                     --------         --------
      Total deposits                  316,938          282,462
Securities sold under agreements
    to repurchase                       8,180            8,710
Long-term debt                         30,881           24,349
Accrued interest payable and
    other liabilities                   3,094            2,186
                                     --------         --------
   Total liabilities                  359,093          317,707
                                     --------         --------

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per
share; authorized 10,000,000 shares;
  issued 3,053,208 shares               3,053            3,053
Surplus                                16,172           16,172
Retained earnings                      27,333           24,843
Accumulated other comprehensive
  income                                1,578              659
Treasury stock, at cost 84,924
shares 2002; 55,073 shares 2001        (1,729)          (1,085)
                                     --------         --------
   Total stockholders' equity          46,407           43,642
                                     --------         --------
   Total liabilities and
   stockholders' equity              $405,500          $361,349
                                     ========         =========
   Memoranda: Standby letters
     of credit                         $4,801            $4,688
                                     ========         =========



Note: The balance sheet at December 31, 2001, has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements.



                      PEOPLES FIRST, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)
              (In Thousands, Except Per Share Data)

                                      Nine Months Ended            Three Months Ended
                                        September 30,                   September 30,
                                      ------------------------------------------------
                                          2002         2001        2002         2001
                                      -----------  -----------  -----------  -----------
Interest income:
   Loans receivable, including fee      $14,347      $14,409       $4,951       $4,707
   Securities:
      Taxable                             2,019        1,784          635          566
      Tax-exempt                            528          513          166          195
   Other interest and dividends             173        1,017           70          320
                                      ---------    ---------     --------      -------
      Total interest income              17,067       17,723        5,822        5,788
                                      ---------    ---------     --------      -------
Interest expense:
   Deposits                               3,917        6,055        1,315        1,862
   Short-term borrowings                     47          166           17           45
   Long-term borrowings                   1,157          900          434          301
                                      ---------     --------      -------      -------
      Total interest expense              5,121        7,121        1,766        2,208
                                      ---------     --------      -------      -------
      Net interest income                11,946       10,602        4,056        3,580
Provision for loan losses                   330          270          150           60
                                      ---------     --------      -------      -------

   Net interest income after
   provision for loan losses             11,616       10,332        3,906        3,520
                                      ---------     --------      -------      -------

Other income:
   Service charges on deposit accounts    1,067          970          392          330
   Income from fiduciary activities         431          406          147          139
   Investment management fees               529          563          142          192
   Mortgage banking activities              512          331          189          136
   Impairment of securities                 (84)           -          (84)           -
   Realized gain on disposal of
      securities                            387            -          387            -
   Other income                             721          739          287          247
                                      ---------     --------      -------      -------
      Total other income                  3,563        3,009        1,460        1,044
                                      ---------     --------      -------      -------
Other expenses:
   Salaries and employee benefits         6,339        5,534        2,194        1,919
   Occupancy                                730          654          253          227
   Furniture and equipment                  539          450          183          151
   Communications and supplies              479          507          169          169
   Taxes, other than income                 293          278           98           93
   Professional fees                        183          276           50          107
   Other                                  1,695        1,419          585          472
                                       --------     --------     --------     --------
      Total other expenses               10,258        9,118        3,532        3,138
                                       --------     --------     --------     --------
      Income before income taxes          4,921        4,223        1,834        1,426
Income tax expense                        1,271        1,125          492          372
                                       --------     --------     --------     --------
      Net income                         $3,650       $3,098       $1,342       $1,054
                                       ========     ========     ========     ========
Weighted average number of shares
outstanding                               2,981        3,027        2,968        3,020
                                       ========     ========     ========     ========
Basic earnings per share                  $1.22        $1.02        $0.45        $0.35
                                       ========     ========     ========     ========
Dividends declared per share              $0.39        $0.36        $0.13        $0.12
                                       ========     ========     ========     ========

The accompanying notes are an integral part of these financial statements.



                      PEOPLES FIRST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (Unaudited)
                        (In Thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                    ------------------------
                                                         2002        2001
                                                    ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                            $3,650        $3,098
Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         683           597
   Amortization of securities premium (discount),
   net                                                   (22)          (53)
   Realized gain on disposal of securities              (387)            -
   Impairment of securities                               84             -
   Provision for loan losses                             330           270
   Earnings on life insurance                           (144)         (149)
   Deferred income taxes                                   6           (79)
   Increase in other assets                           (2,401)       (1,431)
   Increase (decrease) in other liabilities              912           (22)
                                                     -------       -------
      Net cash provided by operating activities        2,711         2,231
                                                     -------       -------
CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing
  deposits with banks                                   (306)       13,380
Net (increase) decrease in federal funds sold         (9,180)        7,652
Securities held to maturity:
   Proceeds from maturities                            3,231            85
Securities available for sale:
   Proceeds from maturities                           19,945        20,735
   Purchases                                         (16,812)      (32,536)
Net increase in loans receivable                     (37,418)      (16,839)
Purchases of FHLB stock                                 (201)            -
Purchases of premises and equipment                     (400)       (1,551)
                                                     -------       -------
      Net cash used in investing activities          (41,141)       (9,074)
                                                     -------       -------
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand
   deposits, NOW, Super NOW, money market funds
   and savings deposits                               32,838         2,548
Net increase in time deposits                          1,638         2,430
Net increase (decrease) in securities sold
   under agreements to repurchase                       (530)        2,305
Proceeds from long-term debt                           7,000             -
Repayments of long-term debt                            (468)         (279)
Dividends paid                                        (1,164)       (1,091)
Purchase of treasury stock                              (644)         (435)
                                                     -------       -------
      Net cash provided by financing activities       38,670         5,478
                                                     -------       -------
      Net increase (decrease) in cash and due
      from banks                                         240        (1,365)

Cash and due from banks:
   Beginning of year                                  11,391        12,773
                                                     -------       -------
   End of period                                     $11,631       $11,408
                                                     =======       =======

The accompanying notes are an integral part of these financial statements.



                         PEOPLES FIRST, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Nine Months Ended September 30, 2001
                             (Unaudited)
                           (In Thousands)

                                                                                Accumulated
                                                                                Other
                                                   Common             Retained  Comprehensive Treasury
                                                   Stock    Surplus   Earnings  Income (Loss) Stock     Total
                                                   -------  --------  --------  ------        -------  --------
Balance December 31, 2000                          $3,053   $16,172   $22,085   $122          $(228)   $41,204
  Comprehensive income
    Net Income                                                          3,098                            3,098
    Net change in unrealized gains/(losses) on
      securities available for sale, net of income
      taxes                                                                      811                       811
                                                                                                        ------
         Total comprehensive income                                                                      3,909
                                                                                                       -------
Cash dividends declared, $.36 per share                                (1,088)                          (1,088)
Purchase of treasury stock                                                                     (435)      (435)
                                                   ------   -------   -------   ----          -----      ------
Balance September 30, 2001                         $3,053   $16,172   $24,095   $933          $(663)    43,590
                                                   ======   =======   =======   ====          =====     ======


                       PEOPLES FIRST, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Nine Months Ended September 30, 2002
                           (Unaudited)
(In Thousands)

                                                                                Accumulated
                                                                                Other
                                                   Common             Retained  Comprehensive Treasury
                                                   Stock    Surplus   Earnings  Income (Loss) Stock     Total
                                                   -------  --------  --------  ------        -------  --------
Balance December 31, 2001                          $3,053   $16,172   $24,843   $659          $(1,085) $43,642
                                                                                                       -------
  Comprehensive income
    Net Income                                                          3,650                            3,650
    Net change in unrealized gains/(losses) on
      securities available for sale, net of income taxes                         919                       919
                                                                                                       -------
         Total comprehensive income                                                                      4,569
                                                                                                       -------
Cash dividends declared, $.39 per share                                (1,160)                          (1,160)
Purchase of treasury stock                                                                       (644)    (644)
                                                   ------   -------   -------  ------         -------  -------
Balance September 30, 2002                         $3,053   $16,172   $27,333  $1,578         $(1,729) $46,407
                                                   ======   =======   =======  ======         =======  =======



                       PEOPLES FIRST, INC.
                  NOTES TO FINANCIAL STATEMENTS
                          (Unaudited)

September 30, 2002

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly owned subsidiary, The Peoples Bank of Oxford (the "Bank") and its subsidiaries (collectively
"Peoples").   Peoples subsidiaries include Wilmerding &
Associates, Inc. ("Wilmerding"), an investment advisor registered with the SEC and based in Rosemont, Pennsylvania, and Peoples First Business Investment Company, LLC ("PFBI"), a non-operating company formed in January 2002 for the purpose of holding certain equity investments in operating entities. All material inter-company transactions have been eliminated. Peoples First, Inc. was formed on July 27, 2000 and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in the Annual Report on Form 10-K of Peoples First, Inc. filed with the Securities and Exchange Commission for the year ended
December 31, 2001.

Note B - Accounting Policies

The accounting policies of Peoples, as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Annual Report on Form 10-K of Peoples First, Inc. filed for the year ended December 31, 2001.

Note C - Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains (losses) on securities available for sale. Total comprehensive income, which is the sum of net income and other comprehensive income for the three month and nine month periods ended September 30, 2002, was $1,930,000 and $4,569,000 compared to $1,495,000 and $3,909,000 for the same period last year. The federal income taxes allocated to the unrealized gains are as follows:

                                  Nine Months      Three Months
                                     Ended            Ended
                                 September 30,     September 30,
                                2002       2001   2002      2001
                                ----------------  --------------
                                         (In Thousands)
Unrealized holding gains
  arising during the period:
    Before tax amount          $1,392   $1,229    $ 891   $ 668
    Income tax effect            (473)    (418)    (303)   (227)
                               ----------------   --------------
    Net of tax amount          $  919   $  811    $ 588   $ 441
                               ================   ==============

Note D - New Accounting Standards

Financial Accounting Standard Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets," prescribes that goodwill associated with a business combination and intangible assets with an indefinite useful life should not be amortized but should be tested for impairment at least annually. The Statement requires intangibles that are separable from goodwill and that have a determinable useful life to be amortized over the determinable useful life. The provisions of this Statement became effective for Peoples in January 2002. Upon adoption of this statement, goodwill and other intangible assets arising from acquisitions completed before July 1, 2001 would be accounted for in accordance with the provisions of this statement. This transition provision could require a reclassification of a previously separately recognized intangible to goodwill and vice versa if the intangibles in question do not meet the new criteria for classification as a separately recognizable intangible. Adoption of this Statement did not have an impact on Peoples' financial condition or results of operations as Peoples had no goodwill or other intangibles on its balance sheet.

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

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission of Statements No. 4, 44 and 64, Amendment of Statement No. 13." This statement requires that debt extinguishment no longer be classified as an extraordinary item since debt extinguishment has become a risk management strategy for many companies. It also eliminates the inconsistent accounting treatment for sale-leaseback transactions and certain lease modifications that have economic effects similar to sale-leaseback transactions. This statement became effective May 15, 2002 and did not have any impact on Peoples' financial condition or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002 and are not expected to have a significant impact on Peoples' financial condition or results of operations.

In October 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination." If the acquisition meets the conditions of a "business combination," the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002 and the amount of the unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No.
147. The transition provisions were effective on October 1, 2002 and did not have any impact on Peoples' financial condition or results of operations.

Item 2- Management's Discussion and Analysis of Financial
        Condition and Results of Operations

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

No assurance can be given that the future results covered by forward-looking statements will be achieved. Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Important factors that could impact Peoples' operating results include, but are not limited to, (i) the effects of changing economic conditions in Peoples' market areas and nationally,
(ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates,
(iv) changes in federal and state banking laws and regulations which could impact Peoples' operations, (v) funding costs,
(vi) the effects of armed conflicts involving the United States or its interests, and (vii) other external developments which could materially affect Peoples' business and operations.

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

Financial Condition

Total assets of Peoples increased $44,151,000 or 12.2% during the first nine months of 2002. Increases in deposits of $34,476,000, long-term debt of $6,532,000, other liabilities of $908,000 and the increase in retained earnings of $2,490,000 were the primary resources for the growth in assets. This growth funded an increase in net loans of $37,088,000 or 15.0% for the first nine months of 2002. In addition, federal funds sold increased $9,180,000 and accrued interest receivable and other assets increased $1,924,000 along with increases in interest-bearing deposits with banks of $306,000 and cash and due from bank balances of $240,000. Peoples' investment in FHLB stock increased by $201,000 resulting from the FHLB's stock ownership requirements as it relates to the long-term debt increase. Total securities decreased by $4,647,000 along with a decrease of $141,000 in net premises and equipment.

Net loans grew $37,088,000 or 15.0% for the first nine months of 2002. The majority of this loan growth was in real estate secured loans, which increased $32,501,000 or 16.5% and total consumer loans were up $4,139,000 or 43.6%. The growth in real estate loans was distributed throughout the various categories in which commercial loans increased $8,310,000, construction and development loans were up $8,061,000, home equity lines of credit increased $6,667,000, residential first mortgages grew $4,792,000, multi-family mortgages were up $4,575,000 and agricultural loans increased $1,348,000. The only real estate secured category to decrease was residential second liens, which decreased by $1,252,000.

Total deposits increased by $34,476,000 or 12.2% since year-end 2001. The increases were in all deposit categories with demand deposit accounts up $6,732,000 or 9.8%, NOW and SuperNOW accounts grew $11,381,000 or 20.5%, money market accounts were up $9,816,000 or 37.5%, savings accounts increased $4,909,000 or 11.7% and time deposits increased $1,638,000 or 1.8% for the nine months ended September 30, 2002. The effects of the depressed stock market have contributed to the growth in deposits, along with public funds deposits from collected tax revenues and Peoples' expansion and business development.

Results of Operations

Net income for the first nine months of 2002 was $3,650,000 or $1.22 per share and totaled $1,342,000 or $.45 per share for the three months ended September 30, 2002. In comparison, net income for the first nine months of 2001 was $3,098,000 or $1.02 per share and $1,054,000 or $.35 per share for the quarter ended September 30, 2001. This reflects a $552,000 or 17.8% increase in net income for the first nine months of 2002 compared to 2001 and an increase of $288,000 or 27.3% for the third quarter 2002 compared to the third quarter 2001.

Net interest income for the first nine months 2002 increased by $1,344,000 or 12.7% compared to the first nine months of 2001. Likewise, for the third quarter 2002, net interest income increased by $476,000 or 13.3% compared to the same time period in 2001. This increase is a result of increased volume and an improved net interest margin. The net interest margin held steady at 4.71% for the year 2001. For the first nine months of 2002, the net interest margin has averaged 4.79%, adding to net interest income. While the margin for the first nine months of 2002 has remained above 2001 levels, during the third quarter it again started to compress. With the current rate environment and loans continuing to be refinanced at lower rates, Peoples anticipates continued compression of the margin, which could negatively impact net interest income in future periods.

Peoples recorded a $330,000 provision for loan losses for the first nine months of 2002, as compared to a provision of $270,000 for the first nine months of 2001. The provision for the third quarter of 2002, totaled $150,000 which was up by $90,000 or 150.0% compared to the third quarter 2001. As a percentage of loans, the allowance for loan losses was 1.53% at September 30, 2002, compared to 1.66% at year-end 2001 and 1.70% at September 30, 2001. Although the amount of the allowance for loan losses at September 30, 2002 increased $236,000, or 5.6%, over the amount at December 31, 2001, the allowance for loan losses as a percentage of total loans has declined 13 basis points since year-end 2001, principally as a result of loan growth. Because the loan growth over the first nine months of 2002 primarily involved real estate loans, management did not feel it necessary to maintain the level of the allowance for loan losses, as a percentage of total loans, at the same level that existed at December 31, 2001. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower's financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with Peoples' loan portfolio.

Non-interest income increased by $554,000 or 18.4% and $416,000 or 39.9% for the nine and three month time periods ending September 30, 2002, respectively, compared to the same periods in 2001. The largest increase in non-interest income for the first nine months of 2002 compared to 2001 was $387,000 in realized gains on securities that were called. This gain resulted from a recovery of the write-down that was taken on these same bonds during the fourth quarter of 2000, along with a 2% premium that was paid on the called principal. Fees from mortgage banking activities, added an additional $181,000 to non-interest income in the first nine months of 2002 compared to the same period in 2001, increasing 54.7%. Peoples derives this income from the sale of residential mortgage loans on the secondary market. The favorable rate environment for mortgage banking activities during 2001 and 2002 has led to an increase in mortgage loan and refinancing demand. This increased demand and Peoples' efforts to expand the business by working more closely with local realtors has led to the increased fee income from mortgage banking activities. In addition, service charges on deposit accounts increased by $97,000 or 10.0%, compared to the first nine months of 2001. The increased service charges on deposit accounts are consistent with the continued growth in the Bank's core deposit accounts, which generate these fees. Income from fiduciary activities was up by $25,000 or 6.2% compared to the first nine months of 2001. Contrary to that, investment management fees from Wilmerding decreased by $34,000 or 6.0% for the same time period. The investment management fees for Wilmerding decreased as a result of a change in status of certain accounts and a downturn in the market impacting the value of securities under management and ultimately the management fees assessed. Peoples' Trust Department and Wilmerding's total assets under management equaled $326,169,000 on September 30, 2002, down from $341,180,000 at September 30, 2001.

There were other decreases in non-interest income, the largest being an $84,000 write-down on an impaired security. This bond is a municipal bond under a Housing and Urban Development Program. The balance of the bond, net of the 15% reserve, is $476,000. Management continues to closely monitor this security. Also reflecting a decrease, other income was down by $18,000 or 2.4% for the first nine months 2002 compared to 2001, which resulted primarily from a loss on the sale of an asset.

Total non-interest expense increased by $1,140,000 or 12.5% for the first nine months of 2002 compared to the same time period in 2001 and $394,000 or 12.6% for the third quarter of 2002 compared to the third quarter 2001. The largest increase in non-interest expense was in salaries and employee benefits, which increased by $805,000 or 14.6% for the first nine months of 2002 compared to the first nine months 2001. The increases in payroll and payroll related expenses resulted from normal merit increases, additions to staff and increased incentive compensation accruals, along with the rising costs of medical insurance. Increases in salary and benefits are anticipated as Peoples continues to grow in size and number of locations.

Comparing the first nine months of 2002 to the first nine months of 2001, other expenses were up by $276,000 or 19.5%, primarily as a result of increased loan origination related expenses and fees paid by Peoples on deposit accounts with other banks. Increases were noted in furniture and fixture expense, which increased $89,000 or 19.8%, along with occupancy expense, which reflected an increase of $76,000 or 11.6%. The Rising Sun Branch that opened in December 2001 contributed to the increase in occupancy and furniture and fixture expenses. As Peoples continues to add new offices and services, additional operating costs will be generated. Over time it is anticipated these costs will be offset by the additional income generated through the expansion of services to our customers and community and new business development. Taxes, other than income, which is primarily Pennsylvania shares tax expense, were up $15,000 or 5.4%, which correlates with growth in the Bank's shareholders' equity. Reductions were achieved in communications and supplies expense, which were down by $28,000 or 5.5%, along with professional fees which decreased by $93,000 or 33.7%. These reductions were a result of improved management of the supply inventory and reduced legal and consulting costs.

Income tax expense was $1,271,000 for the first nine months of 2002 compared to $1,125,000 for first nine months of 2001, and $492,000 for the third quarter 2002 compared to $372,000 for the third quarter 2001. Income tax expense as a percentage of income before income taxes was 25.8% for the first nine months of 2002 compared to 26.6% for the first nine months of 2001.
The decrease in Peoples' effective tax rate away from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities and bank owned life insurance, along with tax credits on an investment in a low income housing partnership.

Liquidity

Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of Peoples' sources of liquidity is $294,484,000 in core deposits at September 30, 2002, which increased $34,443,000 over total core deposits of $260,041,000 at year-end. Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold which totaled $19,729,000, and securities maturing in one year or less, which totaled $12,375,000, at September 30, 2002. In comparison, interest-bearing due from banks and federal funds sold totaled $10,243,000 and securities maturing in one year or less totaled $10,250,000 at year-end 2001. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity.
Management is of the opinion that Peoples' liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $46,407,000 as of September 30, 2002, representing a $2,765,000 increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $2,490,000, along with increased accumulated other comprehensive income up $919,000, and partially offset with treasury stock purchases of $644,000. In November 2001, the Board approved a second stock repurchase plan authorizing the repurchase of $1,000,000 in Peoples' stock with a termination date of October 2002. Under this plan 33,843 shares have been repurchased at a cost of $728,000 through September 30, 2002. In addition, on June 18, 2002, the Board approved a third repurchase plan for repurchasing another $1,000,000 in Peoples' stock with a termination date of June 2003.

At September 30, 2002, Peoples had a leverage ratio of 11.40%, a Tier I capital to risk-based assets ratio of 14.51% and a total capital to risk-based assets ratio of 15.76%. At September 30, 2002, the Bank had a leverage ratio of 9.62%, a Tier I capital to risk-based assets ratio of 12.10% and a total capital to risk-based assets ratio of 13.35%. These ratios indicate Peoples First, Inc. and the Bank both exceed the federal regulatory minimum requirements to be considered "well capitalized."

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

Item 4.  Controls and Procedures

Within ninety days prior to filing this report, Peoples, under the supervision and with the participation of Peoples' management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Peoples' disclosure controls and procedures. Based on that evaluation, Peoples' Chief Executive Officer and Chief Financial Officer concluded that Peoples' disclosure controls and procedures are effective. There were no significant changes to Peoples' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Securities and Exchange Commission Rule 13a-14 defines "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5.  Other Information
         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit  Title
-------  -----

  3.1 Articles of Incorporation of Peoples. (Incorporated by reference to Exhibit 3.1 to Peoples' Registration
         Statement on Form S-4, No. 333-30640.)

  3.2 Bylaws of Peoples. (Incorporated by reference to Exhibit 3.2 to Peoples' Registration Statement on Form
         S-4, No. 333-30640.)

 99.1    Certification of Chief Executive Officer under Section
         906 of the Sarbanes-Oxley Act of 2002

 99.2    Certification of Chief Financial Officer under Section
         906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K
    There were no reports filed on Form 8-K during the third quarter of 2002.



                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PEOPLES FIRST, INC.
                                      (Registrant)


Date:  November 13, 2002          BY: /s/ Hugh J. Garchinsky
                                  ------------------------------
                                  Hugh J. Garchinsky
                                  President and
                                  Chief Executive Officer



Date:  November 13, 2002          BY: /s/ Susan H. Reeves
                                  ------------------------------
                                  Susan H. Reeves
                                  Senior Vice President and
                                  Chief Financial Officer



                          CERTIFICATIONS

     I, Hugh J. Garchinsky, Chief Executive Officer of Peoples
First, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peoples First, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

          (c)  presented in this quarterly report our
     conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                  /s/ Hugh J. Garchinsky
                                  ------------------------------
                                  Hugh J. Garchinsky
                                  Chief Executive Officer



     I, Susan H. Reeves, Chief Financial Officer of Peoples
First, Inc., certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Peoples First, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report
     (the "Evaluation Date"); and

          (c)  presented in this quarterly report our
     conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 13, 2002

                                  /s/ Susan H. Reeves
                                  ------------------------------
                                  Susan H. Reeves
                                  Chief Financial Officer