Form 10-K
period 2002-12-31
PEOPLES FIRST INC
filed 2003-03-28
CIK 1104901

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10-K

[ X ]   Annual report pursuant Section 13 of the Securities
        Exchange Act of 1934, for the fiscal year-ended
        December 31, 2002, or

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

                                      Name of each exchange
     Title of each class               on which registered

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

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of January 31, 2003, the aggregate market value of the 2,965,284 shares of Common Stock of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $47,984,596. This figure is based on the last known sales price, prior to January 31, 2003, reported to the Registrant of $22.00 per share for Common Stock. Although directors, officers and five percent beneficial owners of the Registrant were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

     Indicate by check mark whether the registrant is an accelerated filer
as defined in Rule 12b-2 of the Act)   [ ] Yes  [X] No

     As of June 30, 2002 the aggregate market value of the 2,968,284 shares of Common stock of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $48,268,665. This figure is based on the last known sales price, prior to June 30, 2002, reported to the Registrant of $21.95 per share for Common Stock. Although directors, officers and five percent beneficial owners of the Registrant were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement, dated
April 9, 2003, are incorporated by reference in Part III of this Form 10-
K.

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

Item 1 - Business

Peoples First, Inc.

     Peoples First, Inc. is a bank holding company which was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 2000, to own all the outstanding stock of The Peoples Bank of Oxford.

     Peoples provides commercial banking and trust services through its wholly owned subsidiary The Peoples Bank of Oxford. The consolidated financial statements include Peoples and the Bank. All significant inter-company accounts and transactions have been eliminated. Peoples' primary source of operating funds is dividends received from the Bank. Peoples' expenses consist of minimal operating expenses. To obtain maximum tax advantage, during 2001, Peoples purchased over $8,000,000 in municipal securities. The funds to purchase the securities were obtained through dividends received from the Bank. Dividends paid to stockholders consist of dividends declared and paid to Peoples by the Bank.

     As of December 31, 2002, Peoples had total assets of $409,017,000 and total stockholders' equity of $46,864,000.

The Peoples Bank of Oxford

     The Peoples Bank of Oxford is a state-chartered commercial banking institution, which was incorporated under the laws of the Commonwealth of Pennsylvania, on December 19, 1913. The bank's deposits are insured by the Federal Deposit Insurance Corporation.

     As of December 31, 2002, the Bank had total assets of $400,834,000, total deposits of $322,183,000 and total stockholders' equity of $39,228,000. At year-end, December 31, 2002, the Bank had 144 full-time employees and 38 part-time employees.

     The Bank's Corporate Headquarters, Trust Department and full service Main Office are located at 24 South Third Street, Oxford, Pennsylvania. The Bank has nine branches and nine automated teller machines. These offices serve a predominately rural agricultural area, which includes southern Chester County, Pennsylvania and to a lesser extent southern Lancaster County, Pennsylvania and northern Cecil County, Maryland. In December 2001, the Bank opened its first branch in Maryland to better serve the northern Cecil County area and in November 2002, the Bank opened its first branch in Lancaster County, Pennsylvania. The Bank's Operations Center is located at 125 Peoples Drive, Oxford, Pennsylvania.

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

     The Bank has two wholly owned subsidiaries. On April 10, 2000, the Bank purchased Wilmerding & Associates, located in Rosemont, Pennsylvania. Wilmerding is a registered investment advisor providing counsel to individual, fiduciary and corporate clients. At year-end, December 31, 2002, Wilmerding had five full-time employees. In addition, the Bank's other subsidiary, Peoples First Business Investment, LLC, is a non-operating company, which holds certain equity investments in operating entities. One of such operating entities is Peoples First Land Transfer, LLC, which commenced operations in January 2002 and derives its income from the sale of title insurance.

     The Bank's business is not seasonal in nature nor is the Bank involved in operations in foreign countries. Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations. As a result, discrete information is not available and segment reporting would not be meaningful. The operations of the Bank's two subsidiaries are not material to the consolidated financial statements.

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

     There are ten full service commercial banks and three savings banks with branches in the southern Chester County portion of Peoples' designated market area. Peoples maintains a majority of the market share in the southern Chester County area. Peoples is also subject to competition from banks outside of its service area for various financial services.

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

     With respect to commercial transactions, Peoples' legal lending limit to a single borrower is generally lower than the other larger commercial lenders. Management believes that Peoples' legal lending limit is sufficient to handle the credit requirements of its target market. In addition, Peoples will participate commercial loans with other financial institutions if necessary, in order to accommodate a customer's needs.

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

Loan and Deposit Structure

     At December 31, 2002, total loans, net of unearned income, equaled $302,161,000 with an additional $67,952,000 in standby letters of credit, unused lines of credit and commitments to extend credit. Peoples has a significant concentration of residential and commercial mortgage loans collateralized by properties located in Peoples market area. Approximately, $80,791,000 in loans was outstanding to real estate investors. Included in this category are a diverse group of properties and borrowers, the larger of which are: $31,311,000 are mortgages on commercial rental properties (stores, offices and convenience centers, etc.), $14,645,000 are mortgage loans on residential rental properties, $14,519,000 are construction loans to residential builders, $8,914,000 are mortgages on mobile homes and land and $5,134,000 are land sub-division projects. These figures do not include mortgages on one to four family owner-occupied properties. Similarly, approximately, $21,674,000 in unused commitments were outstanding to real estate investors. Of those commitments, $2,294,000 are mortgages on commercial rental properties, $1,569,000 are mortgage loans on residential rental properties, $12,353,000 are construction loans to residential builders, $494,000 are secured by mobile home and land and $2,763,000 are land sub-division projects. These figures do not include conventional mortgages on one to four family owner-occupied properties.

     Peoples also has a significant portion of loans outstanding to the agricultural sector totaling $50,697,000. Approximately, $29,043,000 of these loans is outstanding to the mushroom industry, which represents 9.6% of total loans, and about $21,654,000 are outstanding to other segments of the farm community. Likewise, unused commitments to the mushroom industry totaled $10,296,000 and other agricultural loans totaled $2,477,000.

     At December 31, 2002, Peoples' total deposits equaled $322,136,000, of which 24.8% were non-interest bearing deposits and 75.2% were interest bearing deposits. Although Peoples' deposits are primarily generated from southern Chester County, there is no concentration of deposits in one person or group of persons that if withdrawn would have a material adverse effect on Peoples. Peoples has no brokered deposits. However, it should be noted that the liquidity position of any bank could be tightened in the event a substantial portion of the bank's depositors decided to withdraw their funds from the bank within a short period of time.

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

     On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002. The stated goals of this sweeping legislation are to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws. The Sarbanes-Oxley Act generally applies to all companies, including Peoples, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act. The legislation includes provisions, among other things, governing the services that can be provided by a public company's independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company's periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms. The legislation also requires the national securities exchanges and Nasdaq to adopt rules relating to certain matters, including the independence of members a company's audit committee as a condition to listing or continued listing. Given the extensive SEC role in implementing rules relating to many of the new requirements, the final scope of these requirements remains to be determined at this time, although Peoples does not believe that the application of these new rules to Peoples as they become effective will have a material effect on its results of operations.

Item 2 - Properties

     The principal banking office and executive offices of Peoples are located at 24 South Third Street, Oxford, Pennsylvania, 19363. Peoples owns the office building, which consists of approximately 21,000 square feet. In addition, Peoples owns an adjacent parking lot, which consists of approximately 33,000 square feet, providing parking for customers and employees.

     The Oxford South office, a full service branch, is located at 2196 Baltimore Pike, Oxford, in East Nottingham Township, Pennsylvania. Peoples owns the office building, which consists of approximately 3,200 square feet.

     The Avon Grove Office, a full service branch, is located at 565 East Baltimore Pike in Avondale, Pennsylvania. The office consists of approximately 3,800 square feet. Peoples has a long-term lease on the land with rental payments in 2002 totaling $16,900. The lease term expires in March 2008 and provides for eight renewal options of five years each.

     The Longwood Office, a full service branch, is located at 900 East Baltimore Pike in Kennett Square, Pennsylvania. The office consists of approximately 3,800 square feet. The rental payments on the long-term land lease totaled $53,800 in 2002. The lease term expires in 2015 and provides for one five-year renewal option and an additional renewal option of four years and three hundred and sixty-four days.

     The Jennersville Office, a full service branch, is located at 103 Jennersville Road in Penn Township, Chester County, Pennsylvania. The office consists of approximately 2,500 square feet. Peoples has a long-term land lease which expires in 2017 and provides for one five year renewal option and an additional renewal option of four years and eleven months. Rental payments in 2002 totaled $35,200.

     The Jenners Pond Office is a full service branch operating with limited hours. This office is located in and serves Jenners Pond, a retirement community at 2000 Greenbriar Lane, West Grove, Pennsylvania. The office space is leased though 2004 and consists of 250 square feet. Rental payments in 2002 totaled $6,200.

     The West Kennett Office, a full service branch, is located at 920 West Cypress Street, Kennett Square, Pennsylvania. The office consists of approximately 3,800 square feet. The rental payment on the long-term land lease totaled $46,200 in 2002. Peoples has a long-term land lease which expires in 2020 and provides for one five year renewal options and an additional renewal option of four years and eleven months.

     The Rising Sun Office, a full service branch opened in December 2001, is located at 5 Maple Heights Lane, Rising Sun, Maryland. The office consists of approximately 3,800 square feet. The rental payment on the long-term land lease totaled $18,100 in 2002. Peoples has a long-term land lease which expires in 2021 and provides for two five year renewal options.

     The Georgetown Office, a full service branch opened in November 2002, is located at 1138 Georgetown Road, Christiana, Pennsylvania. Peoples owns the office building, which consists of approximately 1,300 square feet.

     Peoples' Operations Center is located along Route 10 at 125 Peoples Way in Lower Oxford Township, Chester County, Pennsylvania. Peoples owns the office building, which consists of approximately 23,000 square feet.

Item 3 - Legal Proceedings

     There are no pending legal proceedings to which Peoples is party or to which its property is subject, which would in the opinion of management, be material in relation to Peoples' results of operations or financial condition.

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 4A - Executive Officers of the Registrant

     The following sets forth information with respect to executive officers of Peoples and the Bank. Each officer was elected at the first meeting of the Board of Directors following the 2002 Annual Meeting of Shareholders and will serve until the first meeting of the Board of Directors following the 2003 Annual Meeting of Shareholders, at which time the Board of Directors will elect officers for the following year. There are no arrangements or understandings between Peoples or the Bank and any person pursuant to which any such officers were selected.

     George C. Mason (age 67) is Chairman and served as Chief Executive Officer of Peoples through December 2001. He has been a Director of the Bank since 1972, has served as Chairman of the Board of the Bank since July 1973, and served as Chief Executive Officer of the Bank from March 1992 through December 2001. Mr. Mason also serves as a Director of HERCO, Inc., Hershey, Pennsylvania. Since October 1988, Mr. Mason has been employed full time at the Bank.

     Carl R. Fretz (age 72) is Vice Chairman of the Board and Corporate Secretary of Peoples and has been a Director of the Bank since 1965, Vice Chairman of the Board and Corporate Secretary of the Bank since 1999 and previously served as President of the Bank from 1973 to 1999. Mr. Fretz also serves as director of Oxford Mainstreet, Inc. Mr. Fretz is the father-in-law of Jay L. Andress, Senior Vice President of the Bank.

     Hugh J. Garchinsky (age 52) is a Director and the President of Peoples. He has served as Chief Executive Officer of Peoples and the Bank since in January 2002. He has been a Director of the Bank since 1997, and became President of the Bank in 2000. Mr. Garchinsky joined the Bank in October 1992 as Manager of Loan Operations, became a Vice President in 1994, Senior Vice President in 1996, and Executive Vice President in 1997.

     David H. Acox, Jr. (age 54) joined the Bank as Trust Officer in October 1989, became Vice President and Trust Officer in March 1994 and Senior Vice President and Trust Officer in April 1997. Mr. Acox is directly responsible for the Trust Department.

     Jay L. Andress (age 51) joined the Bank in August 1973, became Vice President in charge of operations in March 1988, and has been Senior Vice President of Operations since April 1997. Mr. Andress is directly responsible for data processing, facilities and technology development. Mr. Andress is the son-in-law of Carl R. Fretz, Vice Chairman of the Board and Corporate Secretary of Peoples and the Bank.

     Gary R. Davis (age 48) joined the Bank in July 1994, became Assistant Vice President in 1995, Vice President in 1997, Senior Vice President in 1999 and currently directs the Bank's lending and credit analysis functions.

     Scott W. Gundaker (age 52) joined the Bank in October 2001 as Senior Vice President of Retail Services. Mr. Gundaker is directly responsible for marketing and community banking functions. Prior to joining Peoples, Mr. Gundaker was employed by Orbiscom, Inc. as Senior Vice President from 2000 to 2001. From 1998 to 2000, Mr. Gundaker was employed by Mastercard International as a Senior Vice President.

     Howard M. Mannheim (age 64) joined the Bank in June 1996, and currently serves as Executive Vice President, Chief Operating Officer and Support Group Manager. Mr. Mannheim is directly responsible for back office operations and administrative functions.

     Susan H. Reeves (age 49) Chief Financial Officer of Peoples, joined the Bank in January 1984, became Vice President and Auditor in 1991, Vice President and Chief Financial Officer in 1996, and currently serves as Senior Vice President, Cashier and Chief Financial Officer of the Bank. Mrs. Reeves is directly responsible for the financial division of the Bank.

PART II

Item 5 - Market for Peoples Common Stock and Related Stockholder Matters

     The authorized capital stock of Peoples consists of 10,000,000 shares of common stock, par value $1.00 per share, of which 2,965,284 shares were outstanding as of January 31, 2003. There were approximately 728 stockholders of record as of January 31, 2003. Peoples' common stock is not listed or traded on a recognized securities exchange. Peoples' common stock is traded in the over-the-counter market under the symbol PPFR and trading in Peoples common stock is limited in volume.

     The following table sets forth the high and low prices for Peoples common stock for each quarterly period for the last two years.

                               2002                2001
                        -----------------     --------------
                         High        Low       High     Low
                        ------     ------     ------  ------
First Quarter           $22.35     $20.53     $20.25  $17.25
Second Quarter          $22.25     $21.00     $21.00  $19.25
Third Quarter           $23.50     $21.45     $22.00  $20.25
Fourth Quarter          $22.75     $21.50     $22.75  $20.50

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

    Peoples and the Bank have paid quarterly cash dividends on its common stock since 1988. The following sets forth the cash dividends declared per share on Peoples common stock during each of the two years ended December 31, 2002.

                                 Per-Share Dividends
                                 2002           2001
                                -----          -----
First Quarter                   $0.13          $0.12
Second Quarter                  $0.13          $0.12
Third Quarter                   $0.13          $0.12
Fourth Quarter                  $0.20          $0.13

     The dividend for the fourth quarter 2002, included a regular dividend of $.15 and a special dividend of $.05.

     Peoples retains American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, as its transfer and dividend paying agent.

Item 6 - Selected Financial Data

                    SUMMARY OF FINANCIAL DATA

                                                   Years Ended December 31,
                                  ---------------------------------------------------------
                                    2002        2001        2000        1999        1998
                                  --------    --------    --------    --------    --------
                                         (Dollars in Thousands, Except per Share Data)
INCOME STATEMENT DATA:
Net interest income               $ 16,026    $ 14,363    $ 13,951    $ 12,819    $ 11,869
Provision for loan losses              480         330         465         451         685
Non-interest income                  4,978       4,107       3,242       2,249       1,720
Non-interest expense                13,962      12,434      11,101       8,746       7,511
                                  --------    --------    --------    --------    --------
    Income before Income Taxes       6,562       5,706       5,627       5,871       5,393
Income tax expense                   1,708       1,470       1,565       1,704       1,606
                                  --------    --------    --------    --------    --------
    Net Income                    $  4,854    $  4,236    $  4,062    $  4,167    $  3,787
                                  ========    ========    ========    ========    ========
BALANCE SHEET DATA (PERIOD END):
Total assets                      $409,017    $361,349    $337,643    $292,508    $265,472
Loans (net)                        297,658     247,990     221,862     204,244     169,783
Securities - held-to-maturity            -       2,845       2,929       3,330       3,790
Securities - available-for-sale     63,518      66,699      48,746      43,861      45,017
Federal funds sold                   8,919       9,429      18,015       1,095      13,909
Deposits                           322,136     282,462     267,088     231,229     213,698
Long term debt                      29,706      24,349      19,756      16,110       9,919
Stockholders' equity                46,864      43,642      41,204      38,179      36,052

PER SHARE DATA:
Basic earnings                    $   1.63    $   1.40    $   1.33    $   1.39    $   1.26
Cash dividends declared               0.59        0.49        0.46        0.42        0.37
Book value                           15.81       14.56       13.55       12.74       12.03
Weighted average common shares
  outstanding                        2,978       3,022       3,052       2,996       2,996

SELECTED RATIOS:
Return on average assets              1.27%       1.23%       1.30%       1.50%       1.56%
Return on average stockholders'
  equity                             10.70%       9.78%      10.19%      11.17%      10.93%
Average equity to average assets     11.88%      12.61%      12.79%      13.42%      14.31%
Allowance for loan losses to
  total loans at end of period        1.49%       1.66%       1.74%       1.61%       1.72%
Dividend payout ratio                36.11%      34.89%      34.39%      30.20%      29.51%

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

Critical Accounting Policies

     Note 2 to Peoples consolidated financial statements (included in Item 8 of Peoples' Form 10-K for the year-ended December 31, 2002) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Peoples and its results of operations.

     The most significant estimate in the preparation of Peoples' financial statements is for the allowance for loan losses. Please refer to the discussion of this calculation under " Allowance for Loan Losses" in the " Financial Condition" section below.

Overview

     In 2002, Peoples recorded net income of $4,854,000, an increase of $618,000 or 14.6% from net income of $4,236,000 in 2001. Net income was $4,062,000 in 2000. Improvement in net interest income and increased non-interest income led to overall improved earnings for 2002. Actual net interest income increased $1,663,000 in 2002 compared to 2001 and increased $412,000 in 2001 compared to 2000. The interest income from increased volume in loans and securities offset the total decline in net interest income from the drop in interest rates. Non-interest income increased $871,000 in 2002 compared to 2001 and increased $865,000 in 2001 compared to 2000. The increase in non-interest income in 2002 compared to 2001 was primarily attributable to increased mortgage banking activities, realized gain on disposal of securities, along with increased income from service charges on deposit accounts. Basic earnings per share were $1.63 in 2002, $1.40 in 2001 and $1.33 in 2000.

     Return on average assets was 1.27% for 2002, compared with 1.23% in 2001 and 1.30% in 2000. Return on average equity for 2002 was 10.70% compared to 9.78% in 2001 and 10.19% in 2000.

     During 2002, average interest-earning assets increased by 11.5% or $36,637,000 to $355,335,000. Average interest-bearing liabilities increased $25,337,000 or 10.7%, to $262,413,000 for the year. The increased interest income from the growth in earning assets was able to offset only 87.2% of the decrease in interest income resulting from the decline in rates on earning assets. The higher interest expense from increased volume in interest-bearing liabilities was offset with decreased interest expense resulting from the reduction in rates on interest-bearing liabilities. Together, these netted an increase of $1,717,000 or 11.4% in fully tax-equivalent net interest income. The net interest margin remained at 4.71% in 2002 compared to 4.71% in 2001 and 4.97% in 2000.

     Non-interest income increased $871,000 or 21.2% in 2002, compared to an increase of $865,000 or 26.7% in 2001. The increase in 2002 resulted from increased mortgage banking activities by $396,000, a realized gain of $387,000 on the redemption of a security and increased income from service charges collected on business deposit accounts and checks presented against non-sufficient funds by $162,000. This was supplemented with increased income from fiduciary activities by $43,000 and other income by $34,000. These increases were partially offset by a write-down on an impaired security of $84,000 and a decrease of $67,000 in investment management fees received by Wilmerding. Because Wilmerding's fee income is based on the market value of assets under management, the overall decline in the stock market directly impacted its revenues.

     Non-interest expenses increased $1,528,000 or 12.3% for 2002, compared to an increase of $1,333,000 or 12.0% for 2001. The 2002 increase was largely a result of increased salaries and employee benefits of $1,126,000, occupancy expense of $122,000, furniture and equipment expense of $110,000 and other operating expenses up $262,000. The increased salaries and employee benefits consisted of normal merit increases and to a greater extent additions to staff of the Bank. A full year of operating expenses for the Rising Sun Branch, which opened in December 2001, contributed to higher occupancy and furniture and fixture expense. Other operating expenses included increased loan origination expenses, increased marketing expenses, higher education and training costs and additional fees paid by Peoples on deposit accounts with other banks.

     The following table sets forth selected quarterly financial data and per share data.

                     Quarterly Financial Data

                                            2002                                        2001
                          -----------------------------------------   ----------------------------------------
                           First      Second     Third      Fourth     First      Second     Third      Fourth
                          Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter    Quarter
                          --------   --------   --------   --------   --------   --------   --------   --------
                                                  (In Thousands, Except per Share Data)
Interest income           $ 5,537    $ 5,708    $ 5,822    $ 5,846    $ 6,011    $ 5,924    $ 5,788    $ 5,707
Interest expense           (1,694)    (1,661)    (1,766)    (1,766)    (2,549)    (2,364)    (2,208)    (1,946)
                          -------    -------    -------    -------    -------    -------    -------    -------
Net interest income         3,843      4,047      4,056      4,080      3,462      3,560      3,580      3,761
Provision for loan
  losses                      (90)       (90)      (150)      (150)      (120)       (90)       (60)       (60)
Non-interest income         1,080      1,023      1,460      1,415        948      1,017      1,044      1,098
Non-interest expense       (3,350)    (3,376)    (3,532)    (3,704)    (2,936)    (3,044)    (3,138)    (3,316)
                          -------    -------    -------    -------    -------    -------    -------    -------
Income before income
  taxes                     1,483      1,604      1,834      1,641      1,354      1,443      1,426      1,483
Income tax expense           (369)      (410)      (492)      (437)      (371)      (382)      (372)      (345)
                          -------    -------    -------    -------    -------    -------    -------    -------
Net Income                $ 1,114    $ 1,194    $ 1,342    $ 1,204    $   983    $ 1,061    $ 1,054    $ 1,138
                          =======    =======    =======    =======    =======    =======    =======    =======
PER SHARE DATA:
Basic earnings (1)        $  0.37    $  0.40    $  0.45    $  0.41    $  0.32    $  0.35    $  0.35    $  0.38
                          =======    =======    =======    =======    =======    =======    =======    =======
Dividends declared        $  0.13    $  0.13    $  0.13    $  0.20    $  0.12    $  0.12    $  0.12    $  0.13
                          =======    =======    =======    =======    =======    =======    =======    =======

(1) Peoples has a simple capital structure. Basic earnings per share represents net income divided by the weighted average number of common shares outstanding during the period.

Results of Operations

Net Interest Income and Net Interest Margin

     Net interest income is the difference between interest income earned on investments and loans, and interest expense incurred on deposits and other liabilities. For analysis purposes, net interest income is evaluated on a fully tax equivalent (FTE) basis to facilitate comparison with interest earned which is subject to federal taxation at the statutory tax rate of 34%. The factors that affect net interest income include changes in interest rates and changes in interest-earning assets and interest-bearing liabilities. Net interest income on an FTE basis increased by $1,717,000 or 11.4% to $16,728,000 in 2002 from $15,011,000 in 2001. Comparatively, net interest income (FTE basis) increased by $543,000 or 3.8% to $15,011,000 in 2001 from $14,468,000 in 2000.

     The following table includes average balances, rates and interest income and expense adjusted to an FTE basis, the interest rate spread and the net interest margin. Following that is the rate and volume analysis table that shows changes in net interest income attributed to changes in rates and changes in average balances of interest-earning assets and interest-bearing liabilities.

     Average Balances, Rates and Interest Income and Expense

                                         2002                        2001                        2000
                             --------------------------  --------------------------  --------------------------
                              Average            Yield/   Average            Yield/   Average            Yield/
                              Balance  Interest   Rate    Balance  Interest   Rate    Balance  Interest   Rate
                             --------  --------  ------  --------  --------  ------  --------  --------  ------
                                                           (Dollars in Thousands)

ASSETS
Interest-Earning Assets:
Securities:
  Taxable                    $ 53,053   $ 2,595   4.89%  $ 42,164   $ 2,428   5.76%  $ 39,199   $ 2,395   6.11%
  Tax-exempt                   15,312     1,061   6.93%    13,589     1,081   7.95%    10,295       829   8.05%
                             --------   -------   ----   --------   -------   ----   --------   -------   ----
Total securities               68,365     3,656   5.35%    55,753     3,509   6.29%    49,494     3,224   6.51%
Interest-bearing due from
  banks                         1,237        28   2.26%     7,991       358   4.48%     9,638       609   6.32%
Federal funds sold             10,340       163   1.58%    18,201       688   3.78%    12,331       778   6.31%
Loans:
  Taxable                     262,621    18,712   7.13%   226,834    18,608   8.20%   210,913    18,589   8.81%
  Tax-exempt                   11,326     1,005   8.87%     8,552       826   9.66%     7,437       691   9.29%
                             --------    ------   ----   --------   -------   ----   --------   -------   ----
Total loans                   273,947    19,717   7.20%   235,386    19,434   8.26%   218,350    19,280   8.83%
Investment in FHLB
  stock                         1,446        51   3.53%     1,367        89   6.51%     1,344        95   7.07%
                             --------    ------   ----   --------   -------   ----   --------   -------   ----
Total interest-earning
  assets                      355,335    23,615   6.65%   318,698    24,078   7.56%   291,157    23,986   8.24%
Non-interest-earning assets    26,484                      24,833                      20,708
                             --------                    --------                    --------
      Total Assets           $381,819                    $343,531                    $311,865
                             ========                    ========                    ========
LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-Bearing
  Liabilities:
  Savings and transaction
    accounts                 $137,502   $ 1,760   1.28%  $117,493   $ 2,660   2.26%  $104,619   $ 3,292   3.15%
  Time deposits                90,572     3,411   3.77%    91,441     4,981   5.45%    84,688     4,761   5.62%
                             --------    ------   ----   --------   -------   ----   --------   -------   ----
Total interest-bearing
  deposits                    228,074     5,171   2.27%   208,934     7,641   3.66%   189,307     8,053   4.25%
Securities sold under
  agreements to repurchase      6,436        60   0.93%     7,803       189   2.42%     5,580       267   4.78%
Long-term debt                 27,903     1,656   5.93%    20,339     1,237   6.08%    19,603     1,198   6.11%
                             --------    ------   ----   --------   -------   ----   --------   -------   ----
Total interest-bearing
  liabilities                 262,413     6,887   2.62%   237,076     9,067   3.82%   214,490     9,518   4.44%
                                         ------   ----              -------   ----              -------   ----
Demand deposits, non-
  interest bearing             71,901                      61,073                      55,408
Other liabilities               2,140                       2,047                       2,092
Stockholders' equity           45,365                      43,335                      39,875
                             --------                    --------                    --------
      Total Liabilities
        and Stockholders'
        Equity               $381,819                    $343,531                    $311,865
                             ========                    ========                    ========
    Net interest income                 $16,728                     $15,011                     $14,468
                                        =======                     =======                     =======
Interest rate spread                              4.03%                       3.74%                       3.80%
                                                  ====                        ====                        ====
Net interest margin                               4.71%                       4.71%                       4.97%
                                                  ====                        ====                        ====

     Yields on tax-exempt assets have been computed on a fully tax equivalent basis assuming a tax rate of 34%.

     For yield calculation purposes, non-accruing loans are included in the average loan balances.

     Interest income on loans includes amortized fees and costs on loans totaling $216,000 for 2002, $134,000 for 2001 and $139,000 for 2000.

                      Rate/Volume Analysis

                                       2002 versus 2001                 2001 versus 2000
                                -----------------------------   ---------------------------
                                        Change Due To                    Change Due To
                                  Rate     Volume     Total       Rate     Volume     Total
                                --------   -------   -------    --------   -------   ------
                                                       (In Thousands)
Interest-Earning Assets:
Securities:
    Taxable                     $  (366)   $  533    $   167    $  (138)   $  171    $  33
    Tax-exempt                     (139)      119        (20)       (10)      262      252
Interest-bearing due from
  banks                            (177)     (153)      (330)      (177)      (74)    (251)
Federal funds sold                 (401)     (124)      (525)      (312)      222      (90)
Loans                            (2,492)    2,775        283     (1,253)    1,407      154
Investment in FHLB stock            (41)        3        (38)        (7)        1       (6)
                                -------    ------    -------    -------    ------    -----
      Total                      (3,616)    3,153       (463)    (1,897)    1,989       92
                                -------    ------    -------    -------    ------    -----
Interest-Bearing Liabilities:
Savings and transaction
  accounts                       (1,156)      256       (900)      (923)      291     (632)
Time deposits                    (1,537)      (33)    (1,570)      (148)      368      220
Securities sold under
  agreements to repurchase         (116)      (13)      (129)      (132)       54      (78)
Long-term debt                      (30)      449        419         (6)       45       39
                                -------    ------    -------    -------    ------    -----
      Total                      (2,839)      659     (2,180)    (1,209)      758     (451)
                                -------    ------    -------    -------    ------    -----
Net Interest Income             $  (777)   $2,494    $ 1,717    $  (688)   $1,231    $ 543
                                =======    ======    =======    =======    ======    ======

     The 475 basis point reduction in the Federal Reserve Bank's federal funds rate and the discount rate during 2001 and the 50 basis point reduction in 2002 resulted in overall lower rates during 2002 compared to 2001. Interest earning assets had an average yield of 6.65% during 2002 compared to a yield of 7.56% for 2001, a decrease of 91 basis points. Likewise, interest bearing liabilities had an average rate of 2.62% during 2002 compared to 3.82% for 2001, a decrease of 120 basis points.

     Tax equivalent interest income decreased by $463,000 between 2002 and 2001, due to lower rates decreasing interest income by $3,616,000. Most of this decrease was offset by the growth in asset volume contributing an additional $3,153,000 to interest income. The growth in average loans of $38,561,000 positively impacted interest income by $2,775,000; however, a decline of 106 basis points in the yield on loans lowered interest income by $2,492,000. The growth in loans is the result of a continued emphasis on developing new lending business. Total average securities grew by $12,612,000 but the corresponding yield decreased 94 basis points. The growth in securities increased interest income by $652,000, but the
decline in rates reduced the return by $505,000.   Average Federal funds
sold decreased by $7,861,000, decreasing income by $124,000, in conjunction with a decrease in yield of 220 basis points, which resulted in a reduction in interest income of $401,000. Interest-bearing due from bank balances decreased by $6,754,000, decreasing income by $153,000, accompanied by a 222 basis point decline in rate, amounting to a decrease in income of $177,000.

     Total interest-bearing liabilities grew by $25,337,000 between 2002 and 2001, increasing interest expense by $659,000 for 2002, more than offset by a lower annualized rate on total interest-bearing liabilities by 120 basis points which decreased interest expense by $2,839,000. Deposit balances grew, as Peoples continues to expand within its market area, with growth contributing $223,000 in interest expense. Overall, the lower rates
paid on deposits in 2002 reduced interest expense by $2,693,000.   Peoples
took advantage of the lower rates this year and locked into some additional long-term borrowings from the Federal Home Loan Bank. Long-term debt averaged $27,903,000 for the year, up $7,564,000 over the average for 2001. In addition, Peoples prepaid $1,000,000 in long-term debt absorbing a penalty of $65,000 in 2002 in order to reduce future years' interest expense. As a result, the growth in long-term borrowings at an overall lower rate added $449,000 to interest expense.

     During 2001, the 475 basis point reduction in the Federal Reserve Bank's federal funds rate and the discount rate resulted in an overall decline in net interest income due to rate changes totaling $688,000. The reduction in rates on interest-earning assets resulted in a decline of interest income of $1,897,000. The decreased income was partially offset with a reduction in interest expense on interest-bearing liabilities totaling $1,209,000.

     Tax equivalent interest income increased by $92,000 between 2001 and 2000, due to growth in asset volume contributing $1,989,000 in interest income, largely offset with a reduction of $1,897,000 resulting from the decline in rates. The primary components of this increase were the growth in average loans of $17,036,000 positively impacting interest income by $1,407,000; however, a decline of 57 basis points in the yield on loans lowered interest income by $1,253,000. The growth in loans was directly related to new lending business development and retaining more mortgage loans in-house, instead of selling them on the secondary market. Total average securities grew by $6,259,000 but the corresponding yield decreased 22 basis points. The growth in securities increased interest income by $433,000, but the decline in rates reduced the return by
$148,000.   Average Federal funds sold increased by $5,870,000, increasing income by $222,000, more than offset by a decrease in yield of 253 basis points, which resulted in a reduction in interest income of $312,000. Interest-bearing due from bank balances decreased by $1,647,000, decreasing income by $74,000, accompanied by a 184 basis point decline in rate, amounting to a decrease to income of $177,000.

     Total interest-bearing liabilities grew by $22,586,000 between 2001 and 2000, increasing interest expense by $758,000 for 2001, more than offset by a lower annualized rate on total interest-bearing liabilities by 62 basis points which decreased interest expense by $1,209,000. Deposit balances grew, as Peoples continued to expand within its market area, with growth contributing $659,000 in interest expense. Overall, the lower rates paid on deposits in 2001, reduced interest expense by $1,071,000.
Peoples borrowed some additional long-term borrowings from the Federal Home Loan Bank. Long-term debt averaged $20,339,000 for the year, additional increases were matched against a similar maturity and volume of customer mortgages retained in Peoples' portfolio. Matching these maturities enabled Peoples to lock in a spread, along with a long-term interest income cash flow, while managing the interest rate risk. As a result, the growth in long-term borrowings at an overall lower rate added $45,000 to interest expense.

     The net interest margin is the ratio of net interest income to interest-earning assets, reflecting a net yield on earning assets. Peoples' net interest margin, on a tax equivalent basis, for the years 2002, 2001 and 2000 was 4.71%, 4.71% and 4.97%, respectively. During the first three quarters of 2002, the net interest margin averaged 4.79%, but during the third quarter it again started to compress as the federal funds rate dropped another 50 basis points, along with the continued competition in product pricing. During 2002, Peoples had 34.2% of its deposits in NOW and savings accounts, which it considers core deposits and which normally carry lower rates relative to other types of deposits. Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. The inability to decrease the deposit rates consistent with another Federal Reserve rate reduction while rates on loans continue to decline, results in a compression in the net interest margin. The monetary impact can also be seen in the rate change analysis: the interest income decrease attributed to rate was $3,616,000 compared to a decrease in interest expense of $2,839,000. The compression in the net interest margin in 2001, compared to 2000, resulted from the overall decline in rates during the year and the continued competition in product pricing.

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

     Peoples recorded a $480,000 provision for loan losses in 2002, as compared to a provision of $330,000 and $465,000 in 2001 and 2000, respectively. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Loan Losses."

Non-Interest Income

     With the continued compression of the net interest margin, Peoples has been focusing on methods to increase non-interest income. Non-interest income of $4,978,000 for 2002 increased $871,000 or 21.2% for the year 2002 compared to 2001. Non-interest income was $4,107,000 in 2001 compared to $3,242,000 in 2000.

     Service charges on deposit accounts continued to grow with income of $1,500,000, $1,338,000 and $1,175,000 for the years 2002, 2001 and 2000, respectively. The increase in service charges on deposit accounts reflects primarily increased fees collected on checks presented against non-sufficient funds and increased income from service charges on business accounts. The overall trend is consistent with the growth noted in deposit account balances and especially growth in demand deposits, NOW and Super NOW accounts, which has the greatest effect on Peoples' service charge income.

     People's Trust Department continues to grow in size, with current year-end fair value of assets under management totaling $114,427,000, compared to $99,238,000 in 2001 and $96,997,000 in 2000. Likewise, income generated by the Trust Department also continues to grow with income for the years 2002, 2001 and 2000 of $582,000, $539,000 and $474,000,
respectively.

     The Bank acquired Wilmerding & Associates, Inc., an investment advisor, in April 2000. Wilmerding generated investment management fees totaling $682,000 for 2002, $749,000 for 2001 and $808,000 for the year
2000. Wilmerding's management fees are based on the market value of assets under management, which were $211,667,000 for 2002, $254,156,000 for 2001 and $245,513,000 for 2000. The decline in management fees reflects the impact of the overall downturn in the financial market, along with a change in status of certain accounts. While Wilmerding is not achieving the level of profitability desired, various cost saving measures were put in place during 2002, along with personnel changes designed to achieve profitability. Peoples is currently considering several other options relating to its investment management business. At the present time, Wilmerding is not a significant contributor to Peoples' total revenues.

     Income from mortgage banking activities totaled $872,000 in 2002, which was an increase of 83.2% or $396,000 compared to 2001. In addition to originating and retaining mortgages in its portfolio, Peoples derives
income from the sale of individual loans in the secondary market.   The
favorable rate environment for mortgage banking activities during 2002 and 2001 led to increased demand for both purchase-money and refinancing mortgage loans. This increased demand, combined with Peoples' efforts to expand the mortgage business by working more closely with the realtors in its market area, led to the increased income from mortgage banking activities. This contributed to an approximate 47.3% increase in the number of mortgages sold. In comparison, income from mortgage banking activities for the year 2001 totaled $476,000 and $186,000 for 2000.

     Peoples generally holds the securities in its securities portfolio until maturity, which normally results in nominal securities gains and losses. In 2002, Peoples recorded an $84,000 reserve against an impaired security. This bond is a municipal bond under a Housing and Urban Development Program. The balance of the bond, net of the reserve, is $476,000. Management continues to closely monitor this security.

     In 2000, Peoples wrote-down a held-to-maturity security issue by $326,000, or approximately 10.0% of its carrying amount. During 2002, this security was redeemed and Peoples realized a gain on the redemption of this security in the amount of $387,000.

     Other income increased by $34,000 to $1,039,000 for 2002, compared to $1,005,000 and $925,000 in 2001 and 2000, respectively. This increase was a result of increased income from debit card commissions, income from a prepayment penalty on a commercial loan payoff and earnings from Peoples First Land Transfer, LLC. Peoples First Land Transfer, a 79.0% owned subsidiary of the Bank, started operation in January 2002 and derives its income from the sale of title insurance. This subsidiary is not a significant contributor to Peoples' total revenues, adding a total of $44,000 to non-interest income in 2002.

Non-Interest Expense

     Non-interest expense increased $1,528,000 or 12.3% in 2002 to $13,962,000, up from $12,434,000 in 2001 and $11,101,000 in 2000. The increase for 2002 was from increased salaries and employee benefits, occupancy, furniture and equipment, other operating expenses and taxes other than income, partially offset by decreases in professional fees and communication and supplies.

     Salaries and employee benefits increased $1,126,000 or 15.0% in 2002 totaling $8,651,000, up from $7,525,000 in 2001. Likewise, salaries and employee benefits increased $989,000 or 15.1% in 2001 compared to 2000. The increases were primarily Bank related payroll and benefits expense incurred through normal merit increases, increased incentive compensation and to a greater extent, additions to staff, along with rising costs of medical insurance. The number of full time equivalent employees rose from 136 in 2000 to 151 in 2001 and to 169 in 2002. Increases in payroll are anticipated, as Peoples continues to grow in size, locations and product offerings with additional staff being added as required.

     Occupancy expense increased by $122,000 or 13.9% to $1,000,000 in 2002, up from $878,000 in 2001 and $683,000 in 2000. These expenses were anticipated as Peoples expanded its facilities. The increased expense in 2002 was attributed to a full year of operating expenses from the Rising Sun Branch, which opened in December 2001 and additional leased office space for Peoples' mortgage originators. While these facilities may contribute to higher occupancy expenses, it is anticipated these facilities will generate additional income through the expansion of services to our customers, community and new business development. Increases in occupancy expense are anticipated as Peoples continues to grow and expand its facilities.

     Furniture and equipment expense reflected an increase of $110,000 or 17.9% in 2002, to $725,000 compared to $615,000 in 2001 and $574,000 in
2000. Increased depreciation expense was the primary contributor to the increase. Furniture and equipment expense is anticipated to increase in 2003, as a result of Peoples' desire to keep current with technological advances and absorbing the additional operating costs associated with the Georgetown branch which opened in November 2002.

     Communication and supplies reflects a decrease of $10,000 or 1.5% to $679,000 in 2002 from $689,000 in 2001 and $646,000 in 2000. This decrease in expense results from improved management of the supply inventory partially offset with higher communications expense from business growth.

     Taxes, other than income, totaled $393,000 in 2002, $371,000 in 2001 and $333,000 in 2000. These taxes are primarily the Pennsylvania Bank Shares Tax which represents .86%, .86% and .84% of average stockholders' equity, respectively.

     Professional fees decreased by $104,000 to $239,000 in 2002 compared to $343,000 in 2001 and $417,000 in 2000. The professional fees for 2002 and 2001 are attributed to business growth with varying complexities requiring outside accounting, consulting and legal expertise. The levels of expenditures in 2000 related to the acquisition of the investment advisory firm and the formation of the holding company. Professional fees are anticipated to be higher in 2003 as the requirements of the Sarbanes-Oxley Act are implemented.

     Other operating expense increased by 13.0% to $2,275,000 in 2002, after increasing to $2,013,000 in 2001 from $1,912,000 in 2000. The increase in 2002, was the result of various category increases and decreases, the largest of which were a $75,000 increase in loan origination related expenses consistent with increased loan volume, a $67,000 increase in advertising and marketing, a $35,000 increase in education (including tuition reimbursement) and training of staff and a $35,000 increase in fees paid by Peoples on deposit accounts with other banks. Likewise, the increase in 2001, was the result of various category increases and decreases, the largest of which were a $39,000 increase in computer and software costs, a $32,000 increase in on-line banking charges as Peoples utilizes advances in new technology, and $30,000 to comply with information security regulations. The increases in operating expenses are a result of expanding Peoples' marketing efforts, business growth and developing our staff as Peoples places more emphasis on promoting our services and targeting our customer base.

Income Taxes

     Total income tax expense was $1,708,000 for 2002 compared to $1,470,000 for 2001 and $1,565,000 in 2000. Income taxes for 2002 include
$18,000 in Maryland State income taxes compared to $4,000 in 2001, when Peoples' first branch office opened in Maryland.

     Federal income taxes as a percentage of income before income taxes was 25.8%, 25.8% and 27.8% for the years ended 2002, 2001 and 2000,
respectively.   Peoples' lower effective federal tax rate, compared to the statutory rate of 34%, is a result of several tax-free investments. Tax credits are realized on an investment in a community development project, along with an additional percentage of income derived from tax-exempt investments and loans, and tax-exempt income earned on a life insurance contract.

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

     Return on average equity is calculated by dividing net income by average stockholders' equity. Peoples' ROE increased to 10.70% for 2002, from 9.78% in 2001. Peoples' ROE for 2000 was 10.19%. Return on average assets is derived by dividing net income by average assets. Peoples' ROA for the years ended 2002, 2001 and 2000 was 1.27%, 1.23% and 1.30%, respectively.

Financial Condition

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

     While Peoples generally intends to hold its investment portfolio until maturity, Peoples classifies new purchases as available-for-sale. The only held-to-maturity securities on the books at the end of 2001 were redeemed during 2002, leaving the entire investment portfolio classified as available-for-sale. The fair value of these securities improved due to the lower rate environment in 2002. This resulted in net unrealized gains at year-end 2002 of $2,258,000, an increase of $1,261,000 since year-end 2001, which is reflected as accumulated other comprehensive income of $1,490,000 in stockholders' equity, net of deferred income taxes. The accumulated other comprehensive income at December 31, 2001 totaled $659,000, net of deferred taxes.

     During 2002, Peoples recorded a write-down of $84,000 on an impaired security. This bond is a municipal bond under a Housing and Urban Development Program. The balance of the bond, net of the $84,000 reserve, is $476,000. Management continues to closely monitor this security.

     The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the dates indicated.

                            Securities

                                                          December 31,
                                                  ---------------------------
                                                    2002      2001      2000
                                                  -------   -------   -------
                                                         (In Thousands)
Held-to-Maturity Securities at Amortized Cost
  State and political subdivisions                $     -   $ 2,845   $ 2,929
                                                  -------   -------   -------
    Total Held-to-Maturity                              -     2,845     2,929
                                                  -------   -------   -------
Available-for-Sale Securities at Fair Value
  U.S. Treasury securities                         16,922    21,482    24,858
  U.S. Government agencies                         26,283    28,221    11,823
  State and political subdivisions                 15,713    12,668     6,805
  Corporate securities                              4,600     4,328     5,260
                                                  -------   -------   -------
    Total Available-for-Sale                       63,518    66,699    48,746
                                                  -------   -------   -------
Total Securities                                  $63,518   $69,544   $51,675
                                                  =======   =======   =======

                   Securities Maturity Schedule

                                                               December 31, 2002
                               --------------------------------------------------------------------------------
                                                                                  Over 10 years
                               Less Than 1 Year     1-5 Years      5-10 Years    or no Maturity       Total
                               ----------------  --------------  --------------  --------------  --------------
                                 Amount  Yield    Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                                -------  -----   -------  -----  -------  -----   ------  -----  -------  -----
                                                            (Dollars in Thousands)
U.S. Treasury securities        $ 8,368  4.41%   $ 8,274  3.83%  $   280  5.57%   $    -     -%  $16,922  4.15%
U.S. Government agencies            502  6.00%    19,595  4.54%    6,186  5.18%        -     -%   26,283  4.72%
State and political
  subdivisions                      272  6.18%     6,981  5.67%    4,731  5.44%    3,729  8.97%   15,713  6.39%
Corporate securities              2,025  6.57%     1,793  6.59%      782  7.50%        -     -%    4,600  6.74%
                                -------  ----    -------  ----   -------  ----    ------  ----   -------  -----
    Total                       $11,167  4.91%   $36,643  4.70%  $11,979  5.44%   $3,729  8.97%  $63,518  5.13%
                                =======  ====    =======  ====   =======  ====    ======  ====   =======  ====

Available-For-Sale securities are accounted for at fair value.

Weighted average yields are calculated on a fully tax equivalent basis assuming a tax rate of 34%.

     At year-end 2002, securities totaled $63,518,000, including $2,258,000 in net unrealized gains. Comparatively, securities totaled $69,544,000 at year-end 2001, including $997,000 in net unrealized gains, and $51,675,000, including $184,000 in net unrealized gains, at year-end 2000. At year-end 2002, 26.6% of the portfolio is held in direct obligations of the U.S. Treasury, most of which have relatively short maturities of less than five years. Of the total securities portfolio, 75.3% matures in less than five years, with 17.6% maturing in less than one year and 57.7% maturing in the one to five year category. The securities portfolio is structured to provide a dependable flow of earnings, while providing a consistent source of liquidity. The securities portfolio does not include the securities of any single issuer, other than securities of the U.S. Treasury and Agencies, the value of which, based on aggregate book value or fair value, exceeds 10% of stockholders' equity.

Loans

     The loan portfolio comprises the major portion of Peoples' earning assets as of December 31, 2002. Loans, net of unearned income, at year-end 2002 were $302,161,000, an increase of $49,989,000 or 19.8% from year-
end 2001. The increase in loans outstanding was centered in real estate mortgages, which grew by $27,106,000 or 14.2% and includes residential, commercial and agricultural mortgage loans; and real estate construction which grew $14,171,000 or 166.5%. Non-real estate secured installment loans also grew by $5,324,000 along with an increase of $3,328,000 in commercial, financial and agricultural loans.

     The following tables set forth information on the composition of Peoples' total loans, and contractual maturities for commercial and construction loans as of the dates indicated.

                        Loans Outstanding

                                                               December 31,
                                        ---------------------------------------------------------
                                          2002        2001        2000        1999        1998
                                        ---------   ---------   ---------   ---------   ---------
                                                              (In Thousands)
Commercial, financial and agricultural  $ 46,477    $ 43,149    $ 32,239    $ 26,847    $ 24,545
Real estate - construction                22,684       8,513      10,667      10,675       6,552
Real estate - mortgage                   218,650     191,544     173,124     159,721     134,950
Installment loans to individuals          14,969       9,645      10,378      11,000       7,395
                                        --------    --------    --------    --------    --------
  Total                                  302,780     252,851     226,408     208,243     173,442
                                        --------    --------    --------    --------    --------
Less: unearned income                       (619)       (679)       (624)       (656)       (694)
Less: allowance for loan losses           (4,503)     (4,182)     (3,922)     (3,343)     (2,965)
                                        --------    --------    --------    --------    --------
  Net Loans                             $297,658    $247,990    $221,862    $204,244    $169,783
                                        ========    ========    ========    ========    ========

                         Loan Maturities
                  Commercial/Construction Loans

                                                 December 31, 2002
                                      ---------------------------------------
                                       1 Year                 Over
                                      or Less   1-5 Years   5 Years    Total
                                      -------   ---------   -------   -------
                                                   (In Thousands)
Commercial, financial and
  agricultural                        $17,188    $17,218    $12,063   $46,469
Real estate - construction              7,094     10,832      4,758    22,684
                                      -------    -------    -------   -------
    Total                             $24,282    $28,050    $16,821   $69,153
                                      =======    =======    =======   =======
Loans with a fixed interest rate                 $18,366    $ 9,025
Loans with variable interest rate                  9,684      7,796
                                                 -------    -------
    Total                                        $28,050    $16,821
                                                 =======    =======

     Scheduled principal repayments prior to the loan's maturity date are not reflected because such information is not readily available.

     Loan maturities do not include $8,000 in nonaccrual commercial and construction loans.

     The composition of the loan portfolio, at year-end 2002, was approximately 15.4% commercial, financial, agricultural and industrial loans, 7.5% real estate construction loans, 72.2% real estate mortgage loans, which include commercial, agricultural and residential loans secured by real estate and 4.9% installment loans.

     Peoples has a significant concentration of residential and commercial mortgage loans collateralized by properties located in southern Chester County. Approximately, $80,791,000 in loans was outstanding to real estate investors. Included in this category are a diverse group of properties and borrowers, the larger of which are: $31,311,000 are mortgages on commercial rental properties (stores, offices and convenience centers, etc.), $14,645,000 are mortgage loans on residential rental properties, $14,519,000 are construction loans to residential builders, $8,914,000 are mortgages on mobile homes and land and $5,134,000 are land sub-division projects. These amounts do not include mortgages on one to four family owner-occupied properties.

     Peoples also has a significant portion of loans outstanding to the agricultural sector totaling $50,697,000. Approximately, $29,043,000 of these loans are outstanding to the mushroom industry, which represents 9.6% of total loans, and about $21,654,000 are outstanding to other segments of the farm community.

Non-Performing Assets

     Non-performing assets include loans on a non-accrual basis, loans past due more than ninety days and still accruing, troubled debt restructurings and foreclosed real estate. These groups of assets represent the asset categories posing the greatest risk of loss to Peoples. Non-accrual loans are loans no longer accruing interest, due to apparent financial difficulties of the borrower. Peoples normally places loans which are contractually past due 90 days or more on nonaccrual status, unless the loan is considered by management to be both well secured and in the process of collection or secured by a one to four family residential property. Troubled debt restructurings result when an economic concession has been made to a borrower taking the form of a reduction or deferral of interest and/or principal. Peoples has no troubled debt restructurings. Foreclosed real estate includes real estate obtained in foreclosure or in lieu of foreclosure and is recorded at the lower of the outstanding balance at the time of foreclosure or fair value minus estimated costs to sell. Gains and losses on the sale of other real estate owned and write-downs resulting from periodic re-evaluations of the property are charged to other operating expenses.

     The following table sets forth Peoples' non-performing assets as of the dates indicated.

                      Non-Performing Assets

                                                              December 31,
                                            -----------------------------------------------
                                             2002      2001      2000      1999      1998
                                            -------   -------   -------   -------   -------
                                                         (Dollars in Thousands)
Non-accrual loans                           $3,463    $3,658      $453    $1,047    $1,700
Accruing loans 90 days past due                 47       190       187       497       991
                                            ------    ------      ----    ------    ------
    Total Non-Performing Loans               3,510     3,848       640     1,544     2,691
Foreclosed real estate                           -        40         -       296       345
                                            ------    ------      ----    ------    ------
    Total Non-Performing Assets             $3,510    $3,888      $640    $1,840    $3,036
                                            ======    ======      ====    ======    ======
Ratios:
Non-performing loans to total loans           1.16%     1.53%     0.28%     0.74%     1.56%
Non-performing assets to total loans and
  foreclosed real estate                      1.16%     1.54%     0.28%     0.89%     1.75%
Allowance for loan losses to non-
  performing loans                          128.29%   108.68%   612.81%   216.52%   110.18%
Non-accrual Loans:
Interest income that would have been
  recorded under original terms             $  271    $  304      $ 52    $  134    $  211
Interest income recorded during the year    $   58    $  110      $ 25    $   13    $   39

     There were no troubled debt restructurings for any of the periods presented above.

     Total non-performing assets at year-end 2002 were $3,510,000, a decrease of $378,000 or 9.7% since the beginning of the year. In contrast, non-performing assets increased $3,248,000 or 507.5% from year-end 2000 to 2001. Total non-performing loans to total loans at year-ends 2002, 2001 and 2000 were 1.16%, 1.53% and .28%, respectively. The increase in non-performing loans during 2001 was primarily concentrated in one commercial mortgage, which remained in non-performing loans during 2002.

     Total loans past due 90 days or more at year-end 2002 were $47,000, a decrease of $143,000 since the beginning of the year. Comparatively, accruing loans 90 days past due increased $3,000 from year-end 2000 to 2001.

     The foreclosed real estate of $40,000 that Peoples held at year-end 2001, which consisted of a single-family residence, was sold in 2002. Peoples had no foreclosed real estate at year-end 2002.

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

              Analysis of Allowance for Loan Losses

                                                                          Year Ended December 31,
                                                            ---------------------------------------------------
                                                              2002       2001       2000      1999      1998
                                                            --------   --------   -------   --------   --------
                                                                           (Dollars in Thousands)
Beginning Balance                                           $4,182     $3,922     $3,343    $2,965     $2,416
Provision for Loan Losses                                      480        330        465       451        685
Loans charged-off:
    Commercial, financial and agricultural                     (29)       (26)        (7)      (17)      (294)
    Real estate - construction                                   -          -          -         -          -
    Real estate - mortgage                                     (95)       (15)       (35)      (35)       (38)
    Installment                                                (59)       (70)       (21)      (83)       (34)
                                                            ------     ------     ------    ------     ------
      Total Charged-off                                       (183)      (111)       (63)     (135)      (366)
                                                            ------     ------     ------    ------     ------
Recoveries:
    Commercial, financial and agricultural                      13         21          -        48        170
    Real estate - construction                                   -          -          -         -          -
    Real estate - mortgage                                       -         11        169         -          -
    Installment                                                 11          9          8        14         60
                                                            ------     ------     ------    ------     ------
      Total Recoveries                                          24         41        177        62        230
                                                            ------     ------     ------    ------     ------
Net (Charge-offs) Recoveries                                  (159)       (70)       114       (73)      (136)
                                                            ------     ------     ------    ------     ------
Ending Balance                                              $4,503     $4,182     $3,922    $3,343     $2,965
                                                            ======     ======     ======    ======     ======
Ratios:
Net (charge-offs) recoveries to average loans                (0.06)%    (0.03)%     0.05%    (0.04)%    (0.08)%
Net (charge-offs) recoveries to the provision for loan
  losses                                                    (33.13)%   (21.21)%    24.52%   (16.19)%   (19.85)%
Allowance for loan losses to total loans                      1.49 %     1.66 %     1.74%     1.61 %     1.72 %

           Allocation of the Allowance for Loan Losses

                                                                December 31,
                            -----------------------------------------------------------------------------------
                                 2002             2001             2000             1999             1998
                            ---------------  ---------------  ---------------  ---------------  ---------------
                                    Percent          Percent          Percent          Percent          Percent
                                    of Loan          of Loan          of Loan          of Loan          of Loan
                                    Type to          Type to          Type to          Type to          Type to
                                     Total            Total            Total            Total            Total
                            Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans   Amount   Loans
                            ------  -------  ------  -------  ------  -------  ------  -------  ------  -------
                                                               (In Thousands)
Commercial, financial and
  agricultural              $  870   15.35%  $  793   17.06%  $  807   14.24%  $  695   12.89%  $1,005   14.15%
Real estate - construction     179    7.49%      40    3.37%      55    4.71%     198    5.13%     111    3.78%
Real estate - mortgage       2,787   72.22%   2,470   75.76%   1,893   76.47%   1,378   76.70%   1,023   77.81%
Installment                    465    4.94%     366    3.81%     352    4.58%     304    5.28%     236    4.26%
Unallocated                    202     N/A      513     N/A      815     N/A      768     N/A      590     N/A
                            ------  ------   ------  ------   ------  ------   ------  ------   ------  ------
    Total                   $4,503  100.00%  $4,182  100.00%  $3,922  100.00%  $3,343  100.00%  $2,965  100.00%
                            ======  ======   ======  ======   ======  ======   ======  ======   ======  ======

     At December 31, 2002, the allowance for loan losses to total loans was 1.49% and was 1.66% and 1.74% at year-ends 2001 and 2000, respectively. See the "Provision for Loan Losses" for information on the additions to the allowance. Net charge-offs, which also affect the allowance, totaled $159,000 and $70,000 for 2002 and 2001, whereas 2000 reflected net recoveries totaling $114,000. The percent of net charge-offs to average loans was .06% and .03% in 2002 and 2001, respectively, compared to net recoveries to average loans of .05% in 2000.

     The unallocated portion of the allowance is intended to provide for possible losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses. The unallocated portion of the allowance has decreased $613,000 from year-end 2000 to year-end 2002, as unallocated portions have been allocated to specific credits. Management believes the allowance is adequate to cover the inherent risks associated with Peoples loan portfolio. While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Deposits

     Management believes that the development and retention of deposits is the basis of sound growth and profitability. These deposits provide the primary source of funding for loans and securities. As of December 31, 2002, deposits totaled $322,136,000 up $39,674,000 or 14.1% from year-end
2001. Comparatively, total deposits grew $15,374,000 or 5.8% between year-end 2001 and 2000.

     Contributing to the growth in deposits was Peoples' continued expansion and business development within its market area, along with the downturn in the stock market making deposit accounts an attractive, safe alternative for investors. The 2002 growth was reflected in all categories, with increases of $11,290,000 in demand deposits, $10,482,000 in money market deposits, $9,090,000 in savings, $3,609,000 in NOW and Super NOW accounts and $5,203,000 in time deposits. In comparison, during 2001 demand deposits grew $7,430,000, money market deposits increased $5,782,000, NOW and Super NOW accounts grew $3,183,000 along with an increase of $1,044,000 in time deposits. These increases were partially offset by a decrease of $2,065,000 in savings accounts. The decrease in savings was impacted by $5,800,000 in trust department savings funds that were transferred by the Bank during the first quarter of 2001 to alternative investment options outside the Bank

     The following tables set forth information on the composition of Peoples' deposits and time deposits of $100,000 or more as of the dates indicated.

             Average Deposits by Major Classification

                                                          Year Ended  December 31,
                                           ------------------------------------------------------
                                                 2002               2001               2000
                                           ----------------   ----------------   ----------------
                                            Average            Average            Average
                                            Balance    Rate    Balance    Rate    Balance    Rate
                                           --------   -----   --------   -----   --------   -----
                                                       (Dollars in Thousands)
Non-interest-bearing demand deposits       $ 71,901    N/A    $ 61,073    N/A    $ 55,408    N/A

Interest-bearing deposits:
  NOW and Super NOW                          58,561   1.15%     53,427   2.37%     38,881   3.16%
  Money market                               31,939   1.78%     24,311   3.08%     22,171   4.34%
  Savings                                    47,002   1.10%     39,755   1.63%     43,567   2.53%
  Time                                       90,572   3.77%     91,441   5.45%     84,688   5.62%
                                           --------   ----    --------   ----    --------   ----
Total                                      $299,975           $270,007           $244,715
                                           ========           ========           ========

                Time Deposits of $100,000 or More
                       Maturity Schedule

                                                         December 31,
                                -----------------------------------------------------------------
                                              2002                              2001
                                -------------------------------   -------------------------------
                                    Time        Other                 Time        Other
                                Certificates    Time     Total    Certificates    Time     Total
                                ------------   ------   -------   ------------   ------   -------
                                                          (In Thousands)
Three months or less               $ 4,525     $  110   $ 4,635      $ 4,377     $  274   $ 4,651
Over three through six months        4,521          -     4,521        6,130          -     6,130
Over six through twelve months       7,068        111     7,179        5,845          -     5,845
Over twelve months                   6,280      1,830     8,110        4,704      1,091     5,795
                                   -------     ------   -------      -------     ------   -------
  Total                            $22,394     $2,051   $24,445      $21,056     $1,365   $22,421
                                   =======     ======   =======      =======     ======   =======

     Large dollar certificates of $100,000 or more are generally considered more volatile than other deposits. Peoples' large dollar certificates and individual retirement accounts (IRAs) totaled $24,445,000 at year-end 2002, reflecting an increase of $2,024,000, after increasing $2,015,000 in 2001 to $22,421,000 from $20,406,000 at year-end 2000. Even with the declining rate environment, business development resulting in new account relationships contributed to the 2002 increase.

Borrowings

     Long-term borrowings from the Federal Home Loan Bank totaled $29,706,000, at year-end 2002. Peoples borrowed $5,000,000 in 2001 and borrowed an additional $7,000,000 in 2002. The increases in 2001 and 2002 resulted from favorable long-term rates and an in-house program that matched the long-term debt to similar maturity mortgages to be held in Peoples' loan portfolio. Peoples will continue to target deposits as its primary funding source, since deposits are generally less costly and provide an opportunity to expand our customer relationships.

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

                  Interest Sensitivity Analysis

                                                                           December 31, 2002
                                                      ---------------------------------------------------------
                                                         Under    3 Months    6 Months      1 Year
                                                         Three     through     through     through       Over
                                                        Months    6 Months     1 Year      5 Years     5 Years
                                                      ---------   ---------   ---------   ---------   ---------
                                                                            (In Thousands)
ASSETS:
Loans receivable                                      $ 92,402    $  9,522    $ 25,175    $125,031    $ 45,528
Securities                                               6,366       7,035      16,675      25,582       7,860
Federal funds sold                                       8,919           -           -           -           -
Interest-earning deposits with banks                     1,061           -           -           -           -
FHLB stock                                                   -           -           -           -       2,041
                                                      --------    --------    --------    --------    --------
  Total Interest-Earning Assets                       $108,748    $ 16,557    $ 41,850    $150,613    $ 55,429
                                                      ========    ========    ========    ========    ========
LIABILITIES:
NOW and Super NOW                                     $ 20,740    $      -    $      -    $      -    $ 38,519
Money market                                            32,972           -           -           -       3,663
Savings                                                  9,183           -           -      11,226      30,613
Time deposits                                           21,234      20,439      21,928      31,705           -
Securities sold under agreement to repurchase            7,855           -           -           -           -
Long-term debt                                             178         180         368      20,823       8,157
                                                      --------    --------    --------    --------    --------
  Total Interest-Bearing Liabilities                  $ 92,162    $ 20,619    $ 22,296    $ 63,754    $ 80,952
                                                      ========    ========    ========    ========    ========
Interest sensitivity gap                              $ 16,586    $ (4,062)   $ 19,554    $ 86,859    $(25,523)
                                                      ========    ========    ========    ========    ========
Cumulative sensitivity gap                            $ 16,586    $ 12,524    $ 32,078    $118,937    $ 93,414
                                                      ========    ========    ========    ========    ========
As of December 31,2001
Interest sensitivity gap                              $(11,039)   $ (8,378)   $  6,076    $109,665    $(14,076)
                                                      ========    ========    ========    ========    ========
Cumulative sensitivity gap                            $(11,039)   $(19,417)   $(13,341)   $ 96,324    $ 82,248
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

     As indicated in the Interest Sensitivity Analysis for December 31, 2002, Peoples' cumulative one year gap was a positive $32,078,000, which means assets will reprice faster than liabilities. Because of the extent to which rates have declined in 2001 and 2002, Peoples has become more sensitive to future rate declines and would expect added compression of the net interest margin. Currently, Peoples has 34.2% of its deposits in NOW and savings accounts, which it considers core deposits, and which normally carry lower rates relative to other types of deposits. Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall. Under current conditions, the inability to further decrease these deposit rates while loan and other earning asset rates continue to drop and re-price at lower rates could result in further compression of the net interest margin.

     Financial simulation is another tool to monitor interest rate risk. Simulation presents a picture of the effect interest rate changes have on net interest income. Assumptions and estimates are used in the preparation of the simulation and actual values may differ from those presented. The simulations include the assumption that the rates on NOW and savings accounts would change only 25 basis points and rates on money market accounts would only change 50 basis points in a +/-200 basis point rate shock. In addition, these simulations do not portray other actions management might take in response to changes in market rates. The following is an analysis of possible changes in Peoples' net interest income, for a +/- 200 basis point rate shock over a one year period compared to a flat or unchanged rate scenario.

                          2001                   2002
  Change in          Percent Change in     Percent Change in
interest rates      Net Interest Income   Net Interest Income
==============      ===================   ====================
+ 200 basis points        1.1%                   3.0%
  Flat rate               0.0%                   0.0%
- 200 basis points       -1.4%                  -3.6%

     The percent change is obtained by dividing the increase or decrease in net interest income for the applicable year following application of the rate shock analysis by the total net interest income for such year. The net interest income at risk position reflected in the chart is within the guidelines set by Peoples' asset/liability policy. For 2002, an increase of 200 basis points could result in a 3.0% increase in net interest income, whereas, a 200 basis point decrease could result in a 3.6% decrease in net interest income.

     The drop in the Federal Reserve Bank's discount and federal funds rates by 475 basis points during 2001 and an additional decrease of 50 basis points in 2002 actually put to the test Peoples' ability to effectively manage its interest rate sensitivity. During the past two years, Peoples has maintained its net interest margin at 4.71%. However, with the continued low rate environment and the additional federal funds rate decrease in November 2002, Peoples has been experiencing compression in the net interest margin ending at 4.53% for the month of December 2002.

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

     The primary source of liquidity is Peoples' growing core deposit base. A loyal customer base and a strong capital position provide a stable foundation from which to work. The stability of the core deposits is reflected in a comparison of year-end balances to yearly averages. Core deposits at year-end 2002 totaled $297,691,000 and averaged $277,560,000 for the year, this is consistent with the increase in deposits for the year. Likewise, year-end 2001 core deposits totaled $260,041,000 and averaged $248,487,000 for the year.

     Other sources of liquidity are available from investments in federal funds sold and interest bearing deposits with banks, which combined totaled $9,980,000 at year-end 2002 and securities maturing in one year or less, which totaled $11,167,000 at year-end 2002. These sources provide Peoples with adequate resources to meet its short-term liquidity requirements. In comparison, interest bearing due from banks and federal funds sold totaled $10,243,000 and securities maturing in one year or less totaled $10,250,000 at year-end 2001. Longer term liquidity needs might be met by selling available-for-sale securities, which includes 100.0% of the securities portfolio, selling loans or raising additional capital. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which is a reliable source for short and long-term funds.

     Peoples' loan to deposit ratio for 2002 was maintained at an average of 91.3% and ended the year at 93.8%, compared to an average of 87.2% in 2001, ending the year at 89.3%. The average loan to deposit ratio was 89.2% in 2000.

     Peoples' financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk. These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments. Unused commitments, at December 31, 2002 totaled $67,952,000. This consisted of $20,983,000 in commercial real estate, construction, and land development loans, $11,422,000 in home equity lines of credit, $5,638,000 in standby letters of credit and the remainder in other unused commitments. Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Peoples.

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

                     Contractual Obligations

                                          December 31, 2002
                       ------------------------------------------------------
                       Less Than                            Over
                         1 Year    1-3 Years   4-5 Years   5 years     Total
                       ---------   ---------   ---------   -------   --------
                                           (In Thousands)
Time deposits           $63,601     $17,939     $13,766    $     -   $ 95,306
Long-term debt              726       2,200       3,123     23,657     29,706
Operating leases            225         371         386      2,158      3,140
                        -------     -------     -------    -------   --------
  Total                 $64,552     $20,510     $17,275    $25,815   $128,152
                        =======     =======     =======    =======   ========

     Peoples is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

     The greater the capital resources, the more likely Peoples will be able to meet its cash obligations and unforeseen expenses. Peoples' strong capital position is the result of retained earnings. The dividend payout ratio was 36.1% in 2002 compared to 34.9% and 34.4% in years 2001 and 2000, respectively. Stockholders' equity at the end of 2002 totaled $46,864,000, an increase of $3,222,000 or 7.4% over year-end 2001. The increase was a result of net income supplemented with a $831,000 unrealized gain on securities available-for-sale, net of taxes, and reduced by the dividend payout of $1,753,000 and $710,000 in treasury
stock purchases.   Likewise, stockholders' equity at the end of 2001
totaled $43,642,000, an increase of $2,438,000 or 5.9% over year-end 2000. The increase was a result of net income supplemented with a $537,000 unrealized gain on securities available-for-sale, net of taxes, and reduced by the dividend payout of $1,478,000 and $857,000 in treasury stock.

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

     The second plan, the Board approved in November 2001 for the repurchase of $1,000,000 in Peoples stock with an original termination date of October 2002. The Board granted this plan an extension to June 2003. Under this plan 36,843 shares have been repurchased at a cost of $795,384 through December 31, 2002. In addition, on June 18, 2002 the Board approved a third repurchase plan for repurchasing another $1,000,000 in Peoples stock with a termination date of June 2003. As of December 31, 2002, no shares have been purchased under the third plan.

     The following table sets forth Peoples' capital amounts and Peoples' and the Bank's capital ratios as of the dates indicated.

                          Capital Ratios

                                                             December 31,
                                           ------------------------------------------------
                                                 2002               2001            2000
                                           ----------------   ----------------   ----------
                                                            (In Thousands)
Tier I capital
    Total stockholders' equity, excluding
      other comprehensive income                   $ 45,374           $ 42,983     $ 41,082
Tier II capital
  Allowance for loan losses (1)                       4,024              3,353        2,919
                                                   --------           --------     --------
Total risk-based capital                           $ 49,398           $ 46,336     $ 44,001
                                                   ========           ========     ========
Risk adjusted assets (including
  off-balance sheet exposure)                      $321,471           $267,422     $232,553
                                                   ========           ========     ========
Capital Ratios:                             Bank    Peoples    Bank    Peoples   Peoples(2)
                                           ------   -------   ------   -------   ----------
Leverage                                    9.59%    11.21%    9.96%    12.05%     12.59%
Tier I Risk-Based Capital                  11.94%    14.11%   13.12%    16.07%     17.67%
Total Risk-Based Capital                   13.19%    15.37%   14.37%    17.33%     18.92%

(1) Allowance for loan losses is limited to the lesser of the balance of the allowance for loan losses or 1.25% of risk-adjusted assets for Tier II Capital calculations.

(2) At December 31, 2000, Peoples' ratios did not differ significantly from the Bank's ratios.

     Peoples had a leverage ratio of 11.2%, a Tier I capital to risk-based assets ratio of 14.1%, and a total capital to risk-based assets ratio of 15.4% at year-end 2002. At December 31, 2002, the Bank had a leverage ratio of 9.6%, a Tier I capital to risk-based assets ratio of 11.9%, and a total capital to risk-based assets ratio of 13.2%. These ratios exceed the federal regulatory minimum requirements for a "well capitalized" bank. The ratios indicate that Peoples and the Bank both exceed the federal regulatory minimum requirements to be considered "well capitalized."

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

Market for Peoples' Common Stock

     The authorized capital stock of Peoples consists of 10,000,000 shares of common stock, par value $1.00 per share, of which 2,965,284 shares were outstanding as of January 31, 2003. There were approximately 728 stockholders of record as of January 31, 2003. Peoples' common stock is not listed or traded on a recognized securities exchange. Peoples' common stock is traded in the over-the-counter market under the symbol PPFR and trading in Peoples' common stock is limited in volume.

     The following table sets forth the high and low prices for Peoples' common stock for each quarterly period for the last two years.

                        2002                  2001
                    High      Low        High      Low
                    ==============      ==============
First Quarter       $22.35  $20.53      $20.25  $17.25
Second Quarter      $22.25  $21.00      $21.00  $19.25
Third Quarter       $23.50  $21.45      $22.00  $20.25
Fourth Quarter      $22.75  $21.50      $22.75  $20.50

     Holders of shares of common stock are entitled to receive such dividends when, as and if declared by Peoples' Board of Directors, out of funds legally available for that purpose. Dividends payable by the Bank to Peoples are the primary source of funds for the payment of dividends on Peoples' stock. Under Pennsylvania banking law, a restriction is placed on the availability of the Bank's surplus for payment of dividends.

     Peoples and the Bank have paid quarterly cash dividends on its common stock since 1988. The following sets forth the cash dividends declared per share on Peoples' common stock during the two years ended December 31, 2002.

                              Per-Share Dividend
                                2002       2001
                              ==================
First Quarter                  $0.13      $0.12
Second Quarter                 $0.13      $0.12
Third Quarter                  $0.13      $0.12
Fourth Quarter              (1)$0.20      $0.13

(1) The dividend for the fourth quarter of 2002, included a regular dividend of $.15 and a special dividend of $.05.

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

Item 8 - Financial Statements and Supplementary Data

Independent Auditor's Report

To the Board of Directors and Stockholders
Peoples First, Inc.
Oxford, Pennsylvania

     We have audited the accompanying consolidated balance sheets of Peoples First, Inc. and its subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended
December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First, Inc. and its subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.


                                /s/Beard Miller Company, LLP

Reading, Pennsylvania
January 10, 2003



                   Consolidated Balance Sheets

                                                              December 31,
                                                          ==================
                                                            2002       2001
                                                          ========   =======
                                                            (In Thousands)
Assets
  Cash and due from banks                                $ 14,357   $ 11,391
  Interest-bearing deposits with banks                      1,061        814
  Federal funds sold                                        8,919      9,429
  Securities available for sale, at fair value             63,518     66,699
  Securities held to maturity, fair value
    2002 $-0-; 2001 $2,845                                      -      2,845
  Loans, net of allowance for loan losses
    2002 $4,503; 2001 $4,182                              297,658    247,990
  Investment in FHLB stock, at cost                         2,041      1,368
  Bank premises and equipment, net                         11,408     11,007
  Accrued interest receivable and other assets             10,055      9,806
                                                         --------   --------
     Total Assets                                        $409,017   $361,349
                                                         ========   ========
Liabilities and Stockholders' Equity
  Liabilities
    Deposits:
      Demand, non-interest bearing                       $ 79,914   $ 68,624
      NOW and Super NOW                                    59,259     55,650
      Money market funds                                   36,635     26,153
      Savings                                              51,022     41,932
      Time                                                 95,306     90,103
                                                         --------   --------
      Total Deposits                                      322,136    282,462
    Securities sold under agreements to repurchase          7,855      8,710
    Long-term debt                                         29,706     24,349
    Accrued interest payable and other liabilities          2,456      2,186
                                                         --------   --------
      Total Liabilities                                   362,153    317,707
                                                         --------   --------
  Stockholders' Equity
    Common stock, par value $1.00 per share; authorized
      10,000,000 shares; issued 3,053,208 shares            3,053      3,053
    Surplus                                                16,172     16,172
    Retained earnings                                      27,944     24,843
    Accumulated other comprehensive income                  1,490        659
    Treasury stock, at cost 2002 87,924 shares;
      2001 55,073 shares                                   (1,795)    (1,085)
                                                         --------   --------
      Total Stockholders' Equity                           46,864     43,642
                                                         --------   --------
      Total Liabilities and Stockholders' Equity         $409,017   $361,349
                                                         ========   ========

See Notes to Consolidated Financial Statements



                Consolidated Statements of Income

                                                            Years Ended December 31,
                                                          ============================
                                                            2002      2001      2000
                                                          =======   =======   ========
                                                                  (In Thousands
                                                             Except per share Data)
Interest Income
  Loans receivable, including fees                        $19,375   $19,153   $19,045
  Securities:
    Taxable                                                 2,595     2,428     2,395
    Tax-exempt                                                701       714       547
  Other                                                       242     1,135     1,482
                                                          -------   -------   -------
    Total Interest Income                                  22,913    23,430    23,469
                                                          -------   -------   -------
Interest Expense
  Deposits                                                  5,171     7,641     8,053
  Short-term borrowings                                        60       189       267
  Long-term debt                                            1,656     1,237     1,198
                                                          -------   -------   -------
    Total Interest Expense                                  6,887     9,067     9,518
                                                          -------   -------   -------
    Net Interest Income                                    16,026    14,363    13,951
Provision for Loan Losses                                     480       330       465
                                                          -------   -------   -------
    Net Interest Income after Provision for Loan Losses    15,546    14,033    13,486
                                                          -------   -------   -------
Other Income
  Service charges on deposit accounts                       1,500     1,338     1,175
  Income from fiduciary activities                            582       539       474
  Mortgage banking activities                                 872       476       186
  Impairment of securities                                    (84)        -      (326)
  Realized gain on disposal of securities                     387         -         -
  Investment management fees                                  682       749       808
  Other income                                              1,039     1,005       925
                                                          -------   -------   -------
    Total Other Income                                      4,978     4,107     3,242
                                                          -------   -------   -------
Other Expenses
  Salaries and wages                                        8,651     7,525     6,536
  Occupancy                                                 1,000       878       683
  Furniture and equipment                                     725       615       574
  Communications and supplies                                 679       689       646
  Professional fees                                           239       343       417
  Taxes, other than income                                    393       371       333
  Other                                                     2,275     2,013     1,912
                                                          -------   -------   -------
    Total Other Expenses                                   13,962    12,434    11,101
                                                          -------   -------   -------
    Income before Income Taxes                              6,562     5,706     5,627
Income Tax Expense                                          1,708     1,470     1,565
                                                          -------   -------   -------
    Net Income                                            $ 4,854   $ 4,236   $ 4,062
                                                          =======   =======   =======
Weighted Average Number of Shares Outstanding               2,978     3,022     3,052
                                                          =======   =======   =======
Basic Earnings per Share                                  $  1.63   $  1.40   $  1.33
                                                          =======   =======   =======

See Notes to Consolidated Financial Statements



         Consolidated Statements of Stockholders' Equity
          Years Ended December 31, 2002, 2001 and 2000

                                                                       Accumulated
                                                                          Other
                                  Common                Retained      Comprehensive  Treasury
                                   Stock   Surplus      Earnings      Income (Loss)    Stock    Total
                                  ======   =======   ==============   =============  ========  ========
                                                     (In Thousands)
Balance - December 31, 1999       $2,996   $16,197       $19,320          $(334)     $     -   $38,179
                                                                                               -------
Comprehensive income:
  Net income                           -         -         4,062              -            -     4,062
  Net change in unrealized gains
    (losses) on securities
    available for sale, net of taxes   -         -             -            456            -       456
                                                                                               -------
  Total Comprehensive Income                                                                     4,518
                                                                                               -------
  Cash dividends declared,
    $.46 per share                     -         -        (1,397)             -            -    (1,397)
  Common stock issued in acquisition  57       (25)          100              -            -       132
  Purchase of treasury stock           -         -             -              -         (228)     (228)
                                  ------   -------       -------         ------      -------   -------
Balance - December 31, 2000        3,053    16,172        22,085            122         (228)   41,204
                                                                                               -------
Comprehensive income:
  Net income                           -         -         4,236              -            -     4,236
  Net change in unrealized gains
    (losses) on securities
    available for sale, net of taxes   -         -             -            537            -       537
                                                                                               -------
  Total Comprehensive Income                                                                     4,773
                                                                                               -------
  Cash dividends declared,
    $.49 per share                     -         -        (1,478)             -            -    (1,478)
  Purchase of treasury stock           -         -             -              -         (857)     (857)
                                  ------   -------       -------         ------      -------   -------
Balance - December 31, 2001        3,053    16,172        24,843            659       (1,085)   43,642
                                                                                               -------
Comprehensive income:
  Net income                           -         -         4,854              -            -     4,854
  Net change in unrealized gains
    (losses) on securities
    available for sale, net of taxes   -         -             -            831            -       831
                                                                                               -------
  Total Comprehensive Income                                                                     5,685
                                                                                               -------
  Cash dividends declared,
    $.59 per share                     -         -        (1,753)             -            -    (1,753)
  Purchase of treasury stock           -         -             -              -         (710)     (710)
                                  ------   -------       -------         ------      -------   -------
Balance - December 31, 2002       $3,053   $16,172       $27,944         $1,490      $(1,795)  $46,864
                                  ======   =======       =======         ======      =======   =======

See Notes to Consolidated Financial Statements



              Consolidated Statements of Cash Flows

                                                          Years Ended December 31,
                                                        ============================
                                                          2002      2001      2000
                                                        =======   =======   ========
                                                                 (In Thousands
                                                             Except per share Data)
Cash Flows from Operating Activities
  Net income                                             $ 4,854   $ 4,236   $ 4,062
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                          913       816       639
      Net accretion on securities                            (29)      (54)      (13)
      Realized gain on disposal of securities               (387)        -         -
      Impairment of securities                                84         -       326
      Provision for loan losses                              480       330       465
      Earnings on life insurance                            (191)     (196)     (205)
      Deferred income taxes                                  (17)      (74)     (325)
      Loss on sale of premises and equipment and
        foreclosed real estate                                46         -         -
      Increase in other assets                              (693)   (1,601)     (894)
      Increase (decrease) in other liabilities                66      (734)      620
                                                        --------   --------   ------
    Net Cash Provided by Operating Activities              5,126     2,723     4,675
                                                        --------   --------   ------

Cash Flows from Investing Activities
  Net (increase) decrease in interest
    bearing deposits with banks                             (247)   13,182    (9,780)
  Net (increase) decrease in federal funds sold              510     8,586   (16,920)
  Securities available for sale:
    Proceeds from maturities                              24,380    27,935    14,117
    Purchases                                            (19,993)  (45,021)  (18,593)
  Securities held to maturity, proceeds from maturities    3,231        85        75
  Net increase in loans receivable                       (50,148)  (26,458)  (18,083)
  Purchase of premises and equipment                      (1,305)   (2,081)   (4,101)
  Proceeds from sales of premises and equipment and
    foreclosed assets                                        169         -         -
  Purchase of FHLB stock                                    (673)        -         -
                                                        --------   -------   -------
    Net Cash Used in Investing Activities                (44,076)  (23,772)  (53,285)
                                                        --------   -------   -------

Cash Flows from Financing Activities
  Net increase in non-interest bearing demand, NOW,
    Super NOW, money market funds and savings deposits    34,471    14,330    29,986
  Net increase in time deposits                            5,203     1,044     5,873
  Proceeds from long-term debt                             7,000     5,000     8,000
  Repayments on long-term debt                            (1,643)     (407)   (4,354)
  Net increase (decrease) in securities sold under
     agreements to repurchase                               (855)    2,010     1,950
  Dividends paid                                          (1,550)   (1,453)   (1,361)
  Purchase of treasury stock                                (710)     (857)     (228)
                                                        --------   -------   -------
    Net Cash Provided by Financing Activities             41,916    19,667    39,866
                                                        --------   -------   -------
    Net Increase (Decrease) in Cash and Due from Banks     2,966    (1,382)   (8,744)

Cash and Due from Banks - Beginning                       11,391    12,773    21,517
                                                        --------   -------    ------
Cash and Due from Banks - Ending                         $14,357   $11,391   $12,773
                                                         =======   =======    ======
Supplementary Cash Flows Information
  Interest paid                                          $ 7,113   $ 9,340   $ 9,224
                                                         =======   =======   =======
  Income taxes paid                                      $ 1,560   $ 1,545   $ 2,148
                                                         =======   =======   =======

See Notes to Consolidated Financial Statements


            Notes to Consolidated Financial Statements


Note 1 - Nature of Operations and Basis of Presentation

     The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly-owned subsidiary, The Peoples Bank of Oxford
(Bank) and its subsidiary (collectively "Peoples"). All material intercompany transactions have been eliminated. Peoples First, Inc. was formed July 27, 2000 and is subject to regulation of the Federal Reserve Bank.

     Peoples First, Inc. is a one-bank holding company headquartered in Oxford, Pennsylvania and provides full banking services, including trust services through its subsidiary. The Bank operates under a state bank charter and is subject to regulation of the Pennsylvania Department of Banking and the Federal Deposit Insurance Corporation. The areas served by the Bank are principally Chester County and southern Lancaster County in Pennsylvania and Northern Cecil County, Maryland.

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

Advertising Costs

     Peoples follows the policy of charging the costs of advertising to expense as incurred. Advertising expense was $359,000, $292,000 and $286,000 in 2002, 2001 and 2000, respectively.

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

     The components of other comprehensive income and related tax effects are as follows:

                                        Years Ended December 31,
                                        ========================
                                         2002     2001     2000
                                        ======   ======   ======
Unrealized holding gains on
  available for sale securities         $1,261    $813     $690
Reclassification adjustment for gains
  realized in income on available
  for sale securities                        -       -        -
                                        ------    ----     ----
    Net Unrealized Gains                 1,261     813      690
Income tax effect                         (430)   (276)    (234)
                                        ------    ----     ----
    Net of Tax Amount                   $  831    $537     $456
                                        ======    ====     ====

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

Recently Issued Accounting Standards

     In July of 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement became effective for Peoples on January 1, 2003.

     In July of 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This Statement delays recognition of these costs until liabilities are incurred, rather than at the date of commitment to the plan, and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002.

     In October of 2002, the Financial Accounting Standards Board issued Statement No. 147, "Acquisitions of Certain Financial Institutions." This Statement provides guidance on accounting for the acquisition of a financial institution, including the acquisition of part of a financial institution. The Statement defines criteria for determining whether the acquired financial institution meets the conditions for a "business combination." If the acquisition meets the conditions of a "business combination," the specialized accounting guidance under Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions" will not apply after September 30, 2002, and the amount of any unidentifiable intangible asset will be reclassified to goodwill upon adoption of Statement No. 147. Additionally, Statement No. 147 will require restatement of the financial statements to present the balance sheet and income statement as if the amount accounted for under Statement 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date Statement No. 142, "Goodwill and Other Intangible Assets." The transition provisions were effective on October 1, 2002.

     Adoption of these statements is not expected to have a material impact on Peoples' financial condition or results of operations.

Note 3 - Securities

     The amortized cost and fair value of securities were as follows:

                      Investment Securities

                                                    Gross         Gross
                                     Amortized    Unrealized    Unrealized     Fair
                                       Cost         Gains         Losses       Value
                                     =========    ==========    ==========    =======
                                                      (In Thousands)
December 31, 2002:
  Available for Sale:
    U.S. Treasury securities           $16,490    $  432          $ -         $16,922
    U.S. Government agencies            25,465       818            -          26,283
    States and political subdivisions   14,880       834            1          15,713
    Corporate securities                 4,425       184            9           4,600
                                       -------    ------          ---         -------
    Total                              $61,260    $2,268          $10         $63,518
                                       =======    ======          ===         =======
December 31, 2001:
  Available for Sale:
    U.S. Treasury securities           $20,986    $  532          $36         $21,482
    U.S. Government agencies            27,982       263           24          28,221
    States and political subdivisions   12,542       148           22          12,668
    Corporate securities                 4,192       136            -           4,328
                                       -------    ------          ---         -------
    Total                              $65,702    $1,079          $82         $66,699
                                       =======    ======          ===         =======
  Held to Maturity:
    States and political subdivisions  $ 2,845    $    -          $ -         $ 2,845
                                       =======    ======          ===         =======

     There were no sales of securities during the years ended December 31, 2002, 2001 and 2000. During the years ended December 31, 2002 and 2000, Peoples wrote down securities to their fair value which it deemed to be other than temporarily impaired by $84,000 and $326,000, respectively.
The tax benefit applicable to the writedowns was $29,000 in 2002 and $111,000 in 2000. During 2002, the held to maturity security that Peoples wrote down in 2000 was called and a $387,000 gain was realized.

     Securities with an amortized cost of $38,167,000 and $41,518,000 at December 31, 2002 and 2001, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

     The amortized cost and fair value of securities as of December 31, 2002, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

             Investment Securities Maturity Schedule

                                    Amortized          Fair
                                       Cost            Value
                                    =========         =======
                                          (In Thousands)
     Due in one year or less          $11,032         $11,167
     Due after one year
       through five years              35,359          36,643
     Due after five years
       through ten years               11,477          11,979
     Due after ten years                3,392           3,729
                                      -------         -------
                                      $61,260         $63,518
                                      =======         =======

Note 4 - Loans Receivable and Allowance for Loan Losses

     The components of loans receivable at December 31 were as follows:

                        Loans Outstanding

                                           2002        2001
                                         ========    ========
                                             (In Thousands)
     Commercial, financial
       and agricultural                  $ 46,477    $ 43,149
     Real estate, construction             22,684       8,513
     Real estate, mortgage                218,650     191,544
     Installment loans to individuals      14,969       9,645
                                         --------    --------
                                          302,780     252,851
     Deferred fees, net                      (619)       (679)
     Allowance for loan losses             (4,503)     (4,182)
                                         --------    --------
                                         $297,658    $247,990
                                         ========    ========

     The following table presents changes in the allowance for loan losses:

                                     Years Ended December 31,
                                    ==========================
                                     2002      2001      2000
                                    ======    ======    ======
                                           (In Thousands)
     Balance, beginning             $4,182    $3,922    $3,343
       Provision for loan losses       480       330       465
       Recoveries                       24        41       177
       Loans charged off              (183)     (111)      (63)
                                    -------   ------    ------
     Balance, ending                $4,503    $4,182    $3,922
                                    ======    ======    ======

     The recorded investment in impaired loans, not requiring an allowance for loan losses was $-0- at December 31, 2002 and 2001. The recorded investment in impaired loans requiring an allowance for loan losses was $2,614,000 and $2,976,000 at December 31, 2002 and 2001, respectively.
The related allowance for loan losses associated with these loans was $392,000 and $445,000 at December 31, 2002 and 2001, respectively. For the years ended December 31, 2002, 2001 and 2000, the average recorded investment in these impaired loans was $2,673,000, $3,158,000 and $522,000, respectively. The interest income recognized, representing cash collected, on these impaired loans was $-0-, $67,000 and $25,000 in 2002, 2001 and 2000, respectively.

     Loans on which the accrual of interest has been discontinued amounted to $3,463,000 and $3,658,000 at December 31, 2002 and 2001, respectively.
Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $47,000 and $190,000 at December 31, 2002 and 2001, respectively.

Note 5 - Premises and Equipment

     Components of premises and equipment at December 31 are as follows:

                                        2002          2001
                                       =======       =======
                                          (In Thousands)
     Land                              $ 1,112       $ 1,008
     Buildings and improvements          9,865         8,863
     Furniture and equipment             4,201         3,360
     Construction in progress              355         1,218
                                       -------       -------
                                        15,533        14,449
     Accumulated depreciation           (4,125)       (3,442)
                                       -------       -------
                                       $11,408       $11,007
                                       =======       =======

     Peoples leases land and office space under various operating leases. The leases expire in 2003 through 2021. All leases provide for various renewal options. The minimum rental commitments under the leases are as follows (in thousands):

               Year ended December 31:
                     2003                        $  225
                     2004                           186
                     2005                           185
                     2006                           190
                     2007                           196
                     2008 and thereafter          2,158
                                                 ------
                                                 $3,140
                                                 ======

     Rental expense was $250,000, $214,000 and $203,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 6 - Deposits

     Aggregate time deposits in denominations of $100,000 or more were $24,445,000 at December 31, 2002 and $22,421,000 at December 31, 2001.

     At December 31, 2002, the scheduled maturities of time deposits are as follows (in thousands):

                 2003          $63,601
                 2004           10,065
                 2005            7,874
                 2006            1,994
                 2007           11,772
                               -------
                               $95,306
                               =======

Note 7 - Borrowings

     Information concerning securities sold under agreements to repurchase is summarized as follows:

                                        Years Ended December 31,
                                        =======================
                                          2002           2001
                                        ========       ========
                                         (Dollars in Thousands)
Average balance during the year           $6,436       $ 7,803
Average interest rate during the year       0.93%         2.42%
Maximum month-end balance
  during the year                         $9,800       $12,085

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

     Long-term debt consists of loans from the Federal Home Loan Bank of Pittsburgh (FHLB). These loans are primarily fixed rate loans. Approximately $11.7 million of the loans have scheduled monthly principal and interest payments. $18.0 million are payable in full at maturity. The weighted-average interest rate on these borrowings is 5.58% and scheduled maturities are as follows (in thousands):

               2003            $   726
               2004                767
               2005              1,433
               2006              2,289
               2007                834
               Thereafter       23,657
                               -------
                               $29,706
                               =======

     The Bank has a maximum borrowing capacity with the FHLB of approximately $128,650,000, of which $29,706,000 was outstanding at December 31, 2002. Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.


Note 8 - Pension Plan

     Peoples has a 401(k) plan covering substantially all employees. Peoples matches the amount an employee has deducted from the employee's pay up to a maximum of 6% of the employee's gross pay. Additional discretionary contributions are determined annually by the Board of Directors. Peoples' contributions are expensed as the cost is incurred, funded currently, and amounted to $487,000 in 2002, $372,000 in 2001 and $358,000 in 2000, including additional discretionary contributions of $101,000, $80,000 and $90,000, respectively.

Note 9 - Income Taxes

     The components of the provision for income taxes are as follows:

                              Years Ended December 31,
                       =====================================
                        2002           2001            2000
                       ======         ======          ======
                                  (In Thousands)
     Current           $1,725         $1,544          $1,890
     Deferred             (17)           (74)           (325)
                       ------         ------          ------
                       $1,708         $1,470          $1,565
                       ======         ======          ======

     Income tax expense of Peoples is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

                                         Percentage of Income
                                          before Income Taxes
                                       ========================
                                       Years Ended December 31,
                                       ========================
                                       2002      2001      2000
                                       ====      ====      ====
     Tax at statutory rates            34.0%     34.0%     34.0%
     Tax exempt interest income,
       net of interest expense
       disallowance                    (7.1)     (6.7)     (5.1)
     Earnings on life insurance        (1.1)     (1.2)     (1.2)
     Other                              0.2      (0.3)      0.1
                                       ----      ----      ----
     Effective Tax Rates               26.0%     25.8%     27.8%
                                       ====      ====      ====

     The components of the deferred tax assets and liabilities are as follows at December 31:

                                           2002      2001
                                          ======    ======
                                           (In Thousands)
     Deferred tax assets:
       Allowance for loan losses          $1,404    $1,295
       Impairment of securities               29       111
       Other                                 165       133
                                          ------    ------
       Total Deferred Tax Assets           1,598     1,539
                                          ------    ------
     Deferred tax liabilities:
       Accumulated depreciation              299       260
       Accretion on securities                21        18
       Unrealized gains on securities
         available for sale                  769       339
                                          ------    ------
       Total Deferred Tax Liabilities      1,089       617
                                          ------    ------
       Net Deferred Tax Asset             $  509    $  922
                                          ======    ======

Note 10 - Transactions with Executive Officers and Directors

     Certain directors and executive officers of Peoples, their families and their affiliates are customers of the Bank. Any transactions with such parties, including loans and commitments, were in the ordinary course of business at normal terms, including interest rates and collateralization, prevailing at the time and did not represent more than normal risks. At December 31, 2002 and 2001, balances outstanding on such loans amounted to $3,870,000 and $3,168,000, respectively. During 2002, new loans and advances to such related parties totaled $2,626,000 and repayments totaled $1,924,000.

Note 11 - Stock Option Plan

     During 2001, Peoples' stockholders approved a stock option plan for key employees, officers and non-employee directors of Peoples. Under the Plan, the Board of Directors, at its discretion, is authorized to grant options to purchase up to 200,000 shares of Peoples' common stock. As of December 31, 2002, no options have been granted under the plan.

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

     Quantitative measures established by regulation to ensure capital adequacy require Peoples to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets. Management believes, as of December 31, 2002, that Peoples meets all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category.

     Peoples and the Bank's actual capital amounts and ratios are also presented in the table:

                                                                                         To be Well Capitalized
                                                                                              under Prompt
                                                                  For Capital Adequacy     Corrective Action
                                               Actual                   Purposes               Provisions
                                         ======================  ======================  ======================
                                           Amount       Ratio      Amount       Ratio      Amount       Ratio
                                         ==========   =========  ==========   =========  ==========   =========
                                                                 (Dollars in Thousands)
As of December 31, 2002:
  Total capital (to risk-weighted assets):
    Bank                                   $41,997     13.19%     $>25,468      >8.00%     $>31,835    >10.00%
    Peoples                                 49,398     15.37       >25,718      >8.00           N/A
  Tier I capital (to risk-weighted assets):
    Bank                                    38,011     11.94       >12,734      >4.00       >19,101     >6.00
    Peoples                                 45,374     14.11       >12,859      >4.00           N/A
  Tier I capital (to average assets):
    Bank                                    38,011      9.59       >15,859      >4.00       >19,824     >5.00
    Peoples                                 45,374     11.21       >16,193      >4.00           N/A

As of December 31, 2001:
  Total capital (to risk-weighted assets):
    Bank                                   $38,057     14.37%     $>21,181      >8.00%     $>26,477    >10.00%
    Peoples                                 46,336     17.33       >21,394      >8.00           N/A
  Tier I capital (to risk-weighted assets):
    Bank                                    34,737     13.12       >10,591      >4.00       >15,886     >6.00
    Peoples                                 42,983     16.07       >10,697      >4.00           N/A
  Tier I capital (to average assets):
    Bank                                    34,737      9.96       >13,949      >4.00       >17,436     >5.00
    Peoples                                 42,983     12.05       >14,272      >4.00           N/A

     The Bank is required to maintain average cash reserve balances in vault cash or with the Federal Reserve Bank. The amount of these restricted cash reserve balances with the Federal Reserve Bank at December 31, 2002 and 2001 was approximately $1,573,000 and $1,484,000, respectively.

     Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval. At December 31, 2002, $18,786,000 of the Bank's retained earnings were available for dividend declaration to Peoples without prior regulatory approval, subject to regulatory requirements discussed above. Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including Peoples First, Inc., unless such loans are collateralized by specified obligations.

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

     A summary of the Bank's financial instrument commitments is as follows:

                                            December 31,
                                        ====================
                                         2002          2001
                                        =======      =======
                                          (In Thousands)
  Commitments to extend credit:
    Loan origination commitments        $20,983     $17,613
    Unused home equity lines of credit   11,422       5,186
    Unused business lines of credit      29,909      23,648
                                        -------     -------
                                        $62,314     $46,447
                                        =======     =======
     Stand-by letters of credit         $ 5,638     $ 4,688
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

Note 14 - Concentrations of Credit Risk

     The Bank operates primarily in Chester County and southern Lancaster County, Pennsylvania and Northern Cecil County, Maryland. The Bank has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region's economy. These customers are also the primary depositors of the Bank. The loan portfolio is well diversified, however, extensions of credit to real estate investors and developers and the mushroom industry, comprise 27% and 10%, respectively, of the loan portfolio at December 31, 2002. The Bank is limited in extending credit by legal lending limits to any single borrower or group of borrowers.

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

     The following information should not be interpreted as an estimate of the fair value of Peoples since a fair value calculation is only provided for a limited portion of Peoples' assets and liabilities. Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Peoples' disclosures and those of other companies may not be meaningful. The following methods and assumptions were used to estimate the fair values of Peoples' financial instruments at December 31, 2002 and 2001:

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

     The estimated fair values of Peoples' financial instruments were as follows:

                                              December 31, 2002     December 31, 2001
                                             ===================   ===================
                                             Carrying    Fair      Carrying     Fair
                                              Amount     Value      Amount      Value
                                             ========   ========   ========   ========
                                                         (In Thousands)
Financial assets:
  Cash and due from banks,
    interest-bearing deposits with
    banks and federal funds sold             $ 24,337   $ 24,337   $ 21,634   $ 21,634
  Securities                                   63,518     63,518     69,544     69,544
  Loans receivable, net                       297,658    312,090    247,990    255,614
  Investment in FHLB stock                      2,041      2,041      1,368      1,368
  Accrued interest receivable                   1,743      1,743      1,756      1,756

Financial liabilities:
  Deposits                                    322,136    324,341    282,462    284,590
  Securities sold under
    agreements to repurchase                    7,855      7,855      8,710      8,710
  Long-term debt                               29,706     31,377     24,349     25,112
  Accrued interest payable                        800        800      1,026      1,026

Off-balance sheet financial instruments:
  Commitments to extend credit
    and outstanding letters of credit               -          -          -          -

Note 16 - Peoples First, Inc. (Parent Company Only) Financial
          Information

                         Balance Sheets

                                                            December 31,
                                                      ======================
                                                        2002           2001
                                                      =======        =======
Assets
  Cash                                                $    47        $    69
  Securities available for sale, at fair value          8,205          8,126
  Investment in bank subsidiary                        39,227         35,342
  Other assets                                            109            509
                                                      -------        -------
    Total Assets                                      $47,588        $44,046
                                                      =======        =======

Liabilities and Stockholders' Equity
  Other liabilities                                   $   724         $  404
  Stockholders' equity                                 46,864         43,642
                                                      -------        -------
    Total Liabilities and Stockholders' Equity        $47,588        $44,046
                                                      =======        =======

                       Statements of Income

                                                               For the Period
                                                               July 27, 2000
                                                                     to
                                     Years Ended December 31,    December 31,
                                     ========================    ============
                                         2002         2001            2000
                                     -----------   ----------    ------------
                                                    (In Thousands)
  Dividends from bank subsidiary          $1,274    $10,355         $1,033
  Interest income on tax exempt
    securities                               343        203              -
  Equity in (excess of) undistributed
    earnings of bank subsidiary            3,274     (6,296)           475
  Other expenses                             (53)       (39)           (74)
                                          ------    -------         ------
    Income before Income Taxes             4,838      4,223          1,434
  Income tax benefit                          16         13             25
                                          ------    -------         ------
    Net Income                            $4,854    $ 4,236         $1,459
                                          ======    =======         ======

                     Statements of Cash Flows

  Cash Flows from Operating Activities
    Net income                            $4,854    $ 4,236         $1,459
    Adjustments to reconcile net
      income to net cash provided
      by operating activities:
      Amortization of securities premium
        (discount), net                        4          4              -
      Deferred income taxes                    5          5            (20)
      Excess of (equity in)
        undistributed earnings
        of bank subsidiary                (3,274)     6,296           (475)
      (Increase) decrease in
        other assets                         400       (119)          (365)
      Increase (decrease) in
        other liabilities                     (1)         1              -
                                          ------    -------         ------
    Net Cash Provided by Operating
      Activities                           1,988     10,423            599
                                          ------    -------         ------

  Cash Flows from Investing Activities
    Securities available for sale:
      Proceeds from maturities               250         -               -
      Purchases                                -     (8,049)              -
                                          ------    -------          ------
    Net Cash Provided by (Used in)
      Investing Activities                   250     (8,049)              -
  Cash Flows from Financing Activities
    Purchase of treasury stock              (710)      (857)           (228)
    Cash dividends paid                   (1,550)    (1,453)           (366)
                                          ------    -------         ------
    Net Cash Used in
      Financing Activities                (2,260)    (2,310)          (594)
                                          ------    -------         ------
    Increase (Decrease) in Cash              (22)        64              5
  Cash  - Beginning                           69          5              -
                                          ------    -------         ------
  Cash - Ending                           $   47    $    69         $    5
                                          ======    =======         ======

Item 9 - Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

PART III

Item 10 - Directors and Executive Officers of Peoples and the Bank

     The information relating to executive officers of Peoples is included under Item 4A in Part I of this Form 10-K. The information required by this item relating to directors of Peoples is incorporated by reference to that portion of Proposal I captioned "Election of Directors" located in the definitive proxy statement to be used in connection with Peoples' 2003 Annual Meeting of Shareholders (the "Proxy Statement"). The information required by this item relating to compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section captioned "Section 16 Reporting" in the Proxy Statement.

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

     Shareholders of Peoples approved the 2001 Stock Option Plan at the 2001 annual meeting of shareholders. Peoples may grant options to purchase up to 200,000 shares of common stock to directors and eligible employees. No options have been granted under the Plan. The following table provides certain information regarding securities issuable under Peoples' equity compensation plans as of December 31, 2002.

                Equity Compensation Plan Information

Plan Category                Number of            Weighted               Number of
                             securities           average exercise       securities remaining
                             to be issued         price of               available for future
                             upon exercise        outstanding            issuance under equity
                             of outstanding       options, warrants,     compensation plans
                             options, warrants    and rights (b          (excluding securities
                             and rights(a)                               reflected in column (a))

Equity compensation plans
approved by security holders       0                   -                       200,000

Equity compensation plans
not approved by security
holders                            0                   -                           0

     Total                         0                   -                       200,000

Item 13 - Certain Relationships and Related Transactions

     The information required by this item is incorporated by reference to the sections captioned "Certain Indebtedness" and "Certain Transactions" in the Proxy Statement.

Item 14 - Controls and Procedures

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

PART IV

Item 15 - Exhibits, Financial Statements and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.  Financial Statements

    Independent Auditor's Report

    Consolidated Balance Sheets as of December 31, 2002 and
    December 31, 2001.

    Consolidated Statements of Income for the years ended
    December 31, 2002, 2001 and 2000.

    Consolidated Statements of Cash Flows for the years ended
    December 31, 2002, 2001 and 2000.

    Consolidated Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000.

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

   10.2 Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and George C. Mason. (Incorporated by reference to Exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2001.)

   10.3 Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and Hugh J. Garchinsky. (Incorporated by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the period ended December 31, 2001.)

    21   List of Subsidiaries

    23   Consent of Auditors

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

                              PEOPLES FIRST, INC.



Date: March 18, 2003          By:  Hugh J. Garchinsky
                                   -----------------------------
                                   Hugh J. Garchinsky
                                   President and Chief Executive
                                   Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/George C. Mason                         Date:  March 18, 2003
---------------------------
George C. Mason
Chairman of the Board and Director

/a/Hugh J. Garchinsky                      Date:  March 18, 2003
---------------------------
Hugh J. Garchinsky
President and Chief Executive Officer

/s/Carl R. Fretz                           Date:  March 18, 2003
---------------------------
Carl R. Fretz
Vice Chairman, Corporate Secretary
and Director

/s/Susan H. Reeves                         Date:  March 18, 2003
---------------------------
Susan H. Reeves
Senior Vice President,
Chief Financial Officer and Cashier

/s/Ben S. Beiler                           Date:  March 18, 2003
---------------------------
Ben S. Beiler
Director

/s/Arthur A. Bernardon                     Date:  March 18, 2003
---------------------------
Arthur A. Bernardon
Director

/s/Ross B. Cameron, Jr.                    Date:  March 18, 2003
---------------------------
Ross B. Cameron, Jr.
Director

/s/Lawrie R. Drennen, Jr.                  Date:  March 18, 2003
---------------------------
Lawrie R. Drennen, Jr.
Director

/s/Molly K. Morrison                       Date:  March 18, 2003
---------------------------
Molly K. Morrison
Director

/s/R. Marshall Phillips                    Date:  March 18, 2003
---------------------------
R. Marshall Phillips
Director


                                           Date:
---------------------------
David R. Wilmerding, Jr.
Director



                         CERTIFICATIONS

     I, Hugh J. Garchinsky, Chief Executive Officer of Peoples First, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Peoples First, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003

                              /s/Hugh J. Garchinsky
                              ------------------------------
                                 Hugh J. Garchinsky
                                 Chief Executive Officer



     I, Susan H. Reeves, Chief Financial Officer of Peoples First, Inc., certify that:

     1. I have reviewed this annual report on Form 10-K of Peoples First, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 18, 2003

                              /s/Susan H. Reeves
                              ------------------------------
                                 Susan H. Reeves
                                 Chief Financial Officer




72