Form 10-Q
period 2003-03-31
PEOPLES FIRST INC
filed 2003-05-12
CIK 1104901

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED MARCH 31, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes  [X] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

             COMMON STOCK, Par Value $1.00 per share
        2,965,284 shares outstanding as of March 31, 2003



Item 1.  Financial Statements

                       PEOPLES FIRST, INC.
                   CONSOLIDATED BALANCE SHEETS

                                                    March 31,    December 31,
                                                       2003          2002
                                                   -----------   ------------
                                                   (Unaudited)      (Note)
                                                     (Dollars In Thousands)
<s>                                                (c>           <c>
ASSETS
  Cash and due from banks                           $ 14,037       $ 14,357
  Interest-bearing deposits with banks                 2,803          1,061
  Federal funds sold                                  31,593          8,919
  Securities:
      Available for sale, at fair value               60,891         63,518
  Loans - net of unearned income                     308,151        302,161
  Allowance for loan losses                           (4,635)        (4,503)
                                                    --------       --------
      Net Loans                                      303,516        297,658
  Investment in FHLB stock, at cost                    2,273          2,041
  Premises and equipment, net                         11,396         11,408
  Accrued interest receivable and other assets         8,940         10,055
                                                    --------       --------
      Total Assets                                  $435,449       $409,017
                                                    ========       ========
LIABILITIES
  Deposits:
    Demand, non-interest bearing                    $ 84,446       $ 79,914
    NOW and Super NOW                                 57,374         59,259
    Money market funds                                39,708         36,635
    Savings                                           61,725         51,022
    Time                                              95,651         95,306
                                                    --------       --------
      Total Deposits                                 338,904        322,136
  Securities sold under agreements to repurchase      15,120          7,855
  Long-term debt                                      31,528         29,706
  Accrued interest payable and other liabilities       2,310          2,456
                                                    --------       --------
      Total Liabilities                              387,862        362,153
                                                    --------       --------
STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share;
    authorized 10,000,000 shares; issued
    3,053,208 shares                                   3,053          3,053
  Surplus                                             16,172         16,172
  Retained earnings                                   28,732         27,944
  Accumulated other comprehensive income               1,425          1,490
  Treasury stock, at cost 87,924 shares               (1,795)        (1,795)
                                                    --------       --------
      Total Stockholders' Equity                      47,587         46,864
                                                    --------       --------
      Total Liabilities and Stockholders' Equity    $435,449       $409,017
                                                    ========       ========
      Memoranda:  Standby Letters of Credit         $  5,434       $  5,638
                                                    ========       ========

Note: The balance sheet at December 31, 2002, has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements



                       PEOPLES FIRST, INC.
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                        2003            2002
                                                       ------          ------
                                                           (In Thousands,
                                                       Except per Share Data)
Interest Income:
  Loans receivable, including fees                     $4,827          $4,613
  Securities:
    Taxable                                               559             686
    Tax-exempt                                            168             181
  Other interest and dividends                             60              57
                                                       ------          ------
      Total Interest Income                             5,614           5,537
                                                       ------          ------
Interest Expense:
  Deposits                                              1,148           1,325
  Short-term borrowings                                    11              16
  Long-term borrowings                                    418             353
                                                       ------          ------
      Total Interest Expense                            1,577           1,694
                                                       ------          ------
      Net Interest Income                               4,037           3,843
Provision for Loan Losses                                 150              90
                                                       ------          ------
  Net Interest Income after Provision for Loan
    Losses                                              3,887           3,753
                                                       ------          ------
Other Income:
  Service charges on deposit accounts                    420              339
  Income from fiduciary activities                       156              140
  Investment management fees                             154              200
  Mortgage banking activities                            292              163
  Other income                                           300              238
                                                      ------           ------
      Total Other Income                               1,322            1,080
                                                      ------           ------
Other Expenses:
  Salaries and employee benefits                       2,202            2,062
  Occupancy                                              268              239
  Furniture and equipment                                187              182
  Communications and supplies                            159              152
  Taxes, other than income                               107               99
  Professional fees                                       61               50
  Other                                                  529              566
                                                      ------           ------
      Total Other Expenses                             3,513            3,350
                                                      ------           ------
      Income before Income Taxes                       1,696            1,483
Income Tax Expense                                       463              369
                                                      ------           ------
      Net Income                                      $1,233           $1,114
                                                      ======           ======
Weighted Average Number of Shares Outstanding          2,965            2,995
                                                      ======           ======
Basic Earnings per Share                              $ 0.42           $ 0.37
                                                      ======           ======
Dividends Declared per Share                          $ 0.15           $ 0.13
                                                      ======           ======

See Notes to Consolidated Financial Statements



                       PEOPLES FIRST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                           2003        2002
                                                        ---------   ---------
                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            $  1,233    $  1,114
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                          228         227
      Amortization of securities premium (discount),
        net                                                  (11)         (5)
      Provision for loan losses                              150          90
      Earnings on life insurance                             (47)        (48)
      Deferred income taxes                                   63         (18)
      Gain on sale of premises and equipment and
        foreclosed real estate                               (18)          -
      (Increase) decrease in other assets                  1,092        (225)
      Increase in other liabilities                            2         981
                                                        --------    --------
          Net Cash Provided by Operating Activities        2,692       2,116
                                                        --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES

  Net increase in interest-bearing deposits with
    banks                                                 (1,742)       (605)
  Net increase in federal funds sold                     (22,674)     (3,619)
  Securities held to maturity:
      Proceeds from maturities                                 -         100
  Securities available for sale:
      Proceeds from maturities                             5,550       6,415
      Purchases                                           (3,011)     (8,643)
  Net increase in loans receivable                        (6,008)     (4,820)
  Redemption (purchases) of FHLB stock                      (232)        137
  Purchases of premises and equipment                       (313)       (197)
  Proceeds from sale of  bank premises & equipment
    and foreclosed real estate                               156           -
                                                        --------    --------
            Net Cash Used in Investing Activities        (28,274)    (11,232)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in non-interest bearing demand
    deposits, NOW, Super NOW, money market funds and
    savings deposits                                      16,423       9,483
  Net increase (decrease) in time deposits                   345        (566)
  Net increase (decrease) in securities sold under
    agreements to repurchase                               7,265        (645)
  Proceeds from long-term debt                             2,000           -
  Repayments of long-term debt                              (178)       (146)
  Dividends paid                                            (593)       (390)
  Purchase of treasury stock                                   -        (232)
                                                        --------    --------
            Net Cash Provided by Financing Activities     25,262       7,504
                                                        --------    --------
            Net Decrease in Cash and Due from Banks         (320)     (1,612)

Cash and Due from Banks - Beginning                       14,357      11,391
                                                        --------    --------
Cash and Due from Banks - Ending                        $ 14,037    $  9,779
                                                        ========    ========

See Notes to Consolidated Financial Statements



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Three Months Ended March 31, 2002
                           (Unaudited)

                                                                             Accumulated
                                                                                Other
                                              Common             Retained   Comprehensive   Treasury
                                               Stock   Surplus   Earnings   Income (Loss)     Stock      Total
                                              ------   -------   --------   -------------   --------   --------
                                                                           (In Thousands)
Balance December 31, 2001                     $3,053   $16,172   $24,843       $  659       $(1,085)
$43,642
                                                                                                       -------
  Comprehensive income
    Net Income                                                     1,114                                 1,114
    Net change in unrealized gains/(losses)
      on securities available for sale, net
      of taxes                                                                   (413)                    (413)
                                                                                                       -------
        Total comprehensive income                                                                         701
                                                                                                       -------
Cash dividends declared, $.13 per share                             (388)                                 (388)
Purchase of treasury stock                                                                     (232)      (232)
                                              ------   -------   -------       ----         -------    -------
Balance March 31, 2002                        $3,053   $16,172   $25,569       $246         $(1,317)   $43,723
                                              ======   =======   =======       ====         =======    =======



                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            For the Three Months Ended March 31, 2003
                           (Unaudited)

                                                                             Accumulated
                                                                                Other
                                              Common             Retained   Comprehensive   Treasury
                                               Stock   Surplus   Earnings   Income (Loss)     Stock      Total
                                              ------   -------   --------   -------------   --------   --------
                                                                            (In Thousands)
Balance December 31, 2002                     $3,053   $16,172   $27,944       $1,490       $(1,795)
$46,864
  Comprehensive income                                                                                 -------
    Net Income                                                     1,233                                 1,233
    Net change in unrealized gains/(losses)
      on securities available for sale, net
      of taxes                                                                    (65)                     (65)
                                                                                                       -------
        Total comprehensive income                                                                       1,168
                                                                                                       -------
Cash dividends declared, $.15 per share                             (445)                                 (445)
                                              ------   -------   -------       ------       -------    -------
Balance March 31, 2003                        $3,053   $16,172   $28,732       $1,425       $(1,795)
$47,587
                                              ======   =======   =======       ======       =======
=======



                       PEOPLES FIRST, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

March 31, 2003

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended
March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in the Annual Report on Form 10-K of Peoples First, Inc. filed with the Securities and Exchange Commission for the year ended
December 31, 2002.

Note B - Accounting Policies

The accounting policies of Peoples as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Annual Report on Form 10-K of Peoples First, Inc. filed for the year ended December 31, 2002.

Note C - Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized losses on securities available for sale. Total comprehensive income, which is the sum of net income and other comprehensive income for the three month period ended March 31, 2003, was $1,168,000 compared to $701,000 for the same period last year. The federal income taxes allocated to the unrealized losses are as follows:

                                              Three months Ended
                                                   March 31,
                                              ------------------
                                               2003        2002
                                              -----       ------
                                                (In Thousands)
Unrealized holding losses arising during
  the period:
    Before tax amount                         $(98)       $(626)
    Income tax effect                           33          213
                                              ----        -----
      Net of tax amount                       $(65)       $(413)
                                              ====        =====

Note D - New Accounting Standards

In July 2001, the FASB issued Statement 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This Statement became effective for Peoples on January 1, 2003, and did not have an impact on Peoples' financial condition or results of operations.

In July 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and other Costs to Exit and Activity (including certain costs incurred in a restructuring)." This statement delays recognition of these costs until liabilities are incurred and requires fair value measurement. It does not impact the recognition of liabilities incurred in connection with a business combination or the disposal of long-lived assets. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002, and are not expected to have a significant impact on Peoples' financial condition or results of operations.

In November 2002, the Financial Accounting Standards Board
(FASB) issued FASB Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees. FIN 45 clarifies the requirements of FASB Statement No. 5, "Accounting for Contingencies." In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability or equity security of the guaranteed party, which would include financial standby letters of credit. Certain guarantee contracts are excluded from both the disclosure and recognition requirements of this Interpretation, including, among others, guarantees related to commercial letters of credit and loan commitments. The disclosure requirements of FIN 45 require disclosure of the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. The accounting recognition requirements of FIN 45 are to be applied prospectively to guarantees issued or modified after December 31, 2002. Adoption of FIN 45 did not have a significant impact on Peoples' financial condition or results of operations.

Outstanding letters of credit written are conditional commitments issued by Peoples to guarantee the performance of a customer to a third party. Peoples' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Peoples had $5,434,000 of standby letters of credit as of March 31, 2003. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. Peoples requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of March 31, 2003 for guarantees under standby letters of credit issued after December 31, 2002 is not material.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities". This statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the
Derivatives Implementation Group process.    This statement is
effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on Peoples financial condition or results of operations.

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

Critical Accounting Policies

Note 2 to the consolidated financial statements of Peoples First, Inc. (included in Item 8 of the Annual Report on Form 10-K of Peoples First, Inc. for the year ended December 31, 2002) lists significant accounting policies used in the development and presentation of its financial statements. This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Peoples and its results of operations.

The most significant estimate in the preparation of Peoples' financial statements is for the allowance for loan losses.
Please refer to the discussion of this calculation under "Results of Operations" below.

Financial Condition

Total assets of Peoples increased $26,432,000 or 6.5% during the first quarter of 2003. Increases in deposits of $16,768,000, securities sold under agreements to repurchase of $7,265,000, long-term debt of $1,822,000, and the increase in retained earnings of $788,000 were the primary resources for the growth in assets. This growth funded increases in federal funds sold of $22,674,000 and net loans of $5,858,000, along with an increase in interest-bearing deposits with banks of $1,742,000, for the first quarter of 2003. Peoples' investment in FHLB stock increased by $232,000, resulting from the FHLB's stock ownership requirements as it relates to the long-term debt increase. Total securities decreased by $2,627,000, along with a decrease of $1,115,000 in accrued interest receivable and other assets.

Net loans grew $5,858,000 or 2.0% during the first three months of 2003. The majority of this loan growth was in real estate secured loans, which increased $5,397,000 or 2.3%, and commercial loans, which were up $2,665,000 or 8.6%. Decreases were noted in agricultural loans, which were down $1,091,000 or 15.1% and total consumer loans, which were down $511,000 or 3.8%. The growth in real estate loans was distributed through various categories in which construction and development loans were up $2,376,000, home equity lines of credit increased $1,754,000, loans secured by agricultural properties increased $1,582,000, commercial real estate loans increased $1,274,000, and residential first mortgage loans grew $475,000. The real estate secured loan categories reflecting decreases were multi-family mortgage loans, which were down $1,465,000 and residential second lien loans, which decreased by $563,000.

Total deposits increased by $16,768,000 or 5.2% since year-end 2002. The increases were realized in demand deposit accounts up $4,532,000 or 5.7%, money market accounts increased $3,073,000 or 8.4%, savings accounts jumped $10,703,000 or 21.0%, and time deposits increased $345,000 or .4% during the three months ended March 31, 2003. NOW and SuperNOW accounts decreased $1,885,000 or 3.2%. Impacting the increase in deposits was the addition of $7,330,000 in trust department savings funds that were deposited at the Bank, during the first quarter of 2003.

Short and long-term debt both reflected increases this quarter.
Securities sold under agreements to repurchase, increased
$7,265,000 or 92.5% and long-term debt increased by $1,822,000 or 6.1%.

Results of Operations

Net income for the first quarter of 2003 was $1,233,000 or $.42 per share. In comparison, net income for the first quarter of 2002 was $1,114,000 or $.37 per share. This reflects a $119,000 or 10.7% increase in net income for the first three months of 2003 compared to 2002.

Net interest income for the first quarter of 2003 increased by $194,000 or 5.0%, compared to the first quarter of 2002. This increase is a result of increased volume in earning assets. While the net interest margin averaged 4.71% for the year 2002, the margin began to compress during the third quarter last year and has continued to compress through the fourth quarter of 2002 and first quarter of 2003. For the first three months of 2003, the net interest margin has averaged 4.44%. With the current rate environment, the already low interest rates being paid on deposit accounts and loans continuing to be refinanced at lower rates, continued compression of the margin could occur, which could negatively impact net interest income in future periods.

Peoples recorded a $150,000 provision for loan losses for the first quarter of 2003, which was up $60,000, as compared to a provision of $90,000 for the first quarter of 2002. As a percentage of loans, the allowance for loan losses was 1.50% at March 31, 2003, compared to 1.49% at year-end 2002 and 1.65% at March 31, 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower's financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with Peoples' loan portfolio.

Non-interest income increased by $242,000 or 22.4% for the quarter ended March 31, 2003, compared to the same period in 2002. The largest increase in non-interest income for the first quarter of 2003 compared to 2002 was $129,000 in mortgage banking activities. Peoples derives this income from the sale of residential mortgage loans on the secondary market. The favorable rate environment for mortgage banking activities during 2003 and 2002 has led to an increased demand for both purchase-money and refinancing mortgage loans. This increased demand and Peoples' efforts to expand the mortgage business by working more closely with local realtors in its market area has led to the increased income from mortgage banking activities.
In addition, service charges on deposit accounts increased by $81,000 or 23.9%, compared to the first quarter of 2002. The increased service charges on deposit accounts are consistent with the continued growth in the Bank's core deposit accounts, which generate these fees. Income from fiduciary activities was up by $16,000 or 11.4%, compared to the first quarter of 2002. The income increase is consistent with the increase in Peoples' Trust Department total assets under management, which equaled $114,165,000 on March 31, 2003, up from $96,781,000 at March 31,
2002. Contrary to that, investment management fees from Wilmerding decreased by $46,000 or 23.0% for the same time period. This decrease is consistent with Wilmerding's total assets under management, which equaled $199,678,000 on March 31, 2003, down from $253,369,000 at March 31, 2002.

Other income reflected an increase of $62,000 or 26.1% for the first quarter of 2003, compared to 2002. This increase was a result of increased income from debit card commissions, earnings from Peoples First Land Transfer, LLC and a gain on the sale of a fixed asset.

Total non-interest expense increased by $163,000 or 4.9% for the first quarter of 2003, compared to the same time period in 2002. The largest increase in non-interest expense was in salaries and employee benefits, which increased by $140,000 or 6.8% for the first quarter of 2003, compared to the first quarter of 2002. The increases in payroll and payroll related expenses resulted from normal merit increases, additions to staff and increased incentive compensation accruals. Increases in salary and benefits are anticipated as Peoples continues to grow in size and number of locations.

Comparing the first quarter of 2003 to first quarter of 2002, occupancy expenses were up by $29,000, furniture and fixture expense increased $5,000, communications and supplies expense was up $7,000, taxes other than income was up $8,000, and professional fees were up $11,000. These increases were partially offset by a decrease of $37,000 in other operating expenses.

Income tax expense was $463,000 for the first quarter of 2003, compared to $369,000 for first quarter of 2002. Income tax expense as a percentage of income before income taxes was 27.3% for the quarter of 2003, compared to 24.9% for the first quarter of 2002. The difference in Peoples' effective tax rate from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities, and bank owned life insurance, along with tax credits on an investment in a low-income housing partnership.

Liquidity

Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of Peoples' sources of liquidity is $314,826,000 in core deposits at March 31, 2003, which increased $17,135,000 over total core deposits of $297,691,000 at year-end. Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold, which totaled $34,396,000, and securities maturing in one year or less, which totaled $12,033,000, at March 31, 2003. In comparison, interest-bearing due from banks and federal funds sold totaled $9,980,000 and securities maturing in one year or less totaled $11,167,000, at year-end 2002. In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which can be drawn upon if needed as a source of liquidity. Management is of the opinion that Peoples' liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $47,587,000 as of March 31, 2003, representing a $723,000 increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $788,000, partially offset with a decrease of $65,000 in accumulated other comprehensive.

At March 31, 2003, Peoples had a leverage ratio of 11.29%, a Tier I capital to risk-based assets ratio of 13.69%, and a total capital to risk-based assets ratio of 14.95%. At March 31, 2003, the Bank had a leverage ratio of 9.62%, a Tier I capital to risk-based assets ratio of 11.58%, and a total capital to risk-based assets ratio of 12.83%. These ratios indicate Peoples First, Inc. and the Bank both exceed the federal regulatory minimum requirements to be considered "well capitalized."

In 2001, shareholders approved the 2001 Stock Option Plan. No options have been granted under this plan.

Item 3.  Quantitative and Qualitative Disclosure about Market

There are no material changes in Peoples' interest rate risk exposure since December 31, 2002. Please refer to the Annual Report on Form 10-K of Peoples First, Inc. for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

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

                3.1     Articles of Incorporation of Peoples.
                        (Incorporated by reference to
                        Exhibit 3.1 to Peoples' Registration
                        Statement on Form S-4, No. 333-30640.)

                3.2     Bylaws of Peoples. (Incorporated by
                        reference to Exhibit 3.2 to Peoples'
                        Registration Statement on Form S-4,
                        No. 333-30640.)

               99.1 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley
                        Act of 2002

               99.2 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley
                        Act of 2002

         (b)  Reports on Form 8-K

              There were no reports filed on Form 8-K during the first quarter of 2003.



                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PEOPLES FIRST, INC.
                                 (Registrant)

Date: May 12, 2003            BY:/s/Hugh J. Garchinsky
                                 -------------------------------
                                 Hugh J. Garchinsky
                                 President and Chief Executive
                                 Officer


Date: May 12, 2003            BY:/s/Susan H. Reeves
                                 -------------------------------
                                 Susan H. Reeves
                                 Senior Vice President and Chief
                                 Financial Officer



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

Date:  May 12, 2003

                              /s/Hugh J. Garchinsky
                              ----------------------------------
                              Hugh J. Garchinsky
                              Chief Executive Officer



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

Date:  May 12, 2003

                              /s/Susan H. Reeves
                              ----------------------------------
                              Susan H. Reeves
                              Chief Financial Officer