Form 10-Q
period 2003-06-30
PEOPLES FIRST INC
filed 2003-08-14
CIK 1104901

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549
                            FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD
     ENDED JUNE 30, 2003 or

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

             COMMON STOCK, Par Value $1.00 per share
        2,965,284 shares outstanding as of June 30, 2003



Item  1. Financial Statements

                       PEOPLES FIRST, INC.

                   CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
                                                       2003          2002
                                                   -----------   ------------
                                                   (unaudited)      (note)
                                                     (Dollars In Thousands)
ASSETS
  Cash and due from banks                           $ 10,701       $ 14,357
  Interest-bearing deposits with banks                 1,531          1,061
  Federal funds sold                                  26,222          8,919
  Securities available for sale, at fair value        64,439         63,518
  Loans - net of unearned income                     330,003        302,161
  Allowance for loan losses                           (4,761)        (4,503)
                                                    --------       --------
      Net Loans                                      325,242        297,658
  Investment in FHLB stock, at cost                    2,125          2,041
  Premises and equipment, net                         11,543         11,408
  Accrued interest receivable and other assets        10,010         10,055
                                                    --------       --------
      Total Assets                                  $451,813       $409,017
                                                    ========       ========
LIABILITIES
  Deposits:
    Demand, non-interest bearing                    $ 94,421       $ 79,914
    NOW and Super NOW                                 62,415         59,259
    Money market funds                                42,404         36,635
    Savings                                           65,298         51,022
    Time                                              95,587         95,306
                                                    --------       --------
      Total Deposits                                 360,125        322,136
  Securities sold under agreements to repurchase       9,465          7,855
  Long-term debt                                      31,323         29,706
  Accrued interest payable and other liabilities       2,097          2,456
                                                    --------       --------
      Total Liabilities                              403,010        362,153
                                                    --------       --------


STOCKHOLDERS' EQUITY
  Common stock, par value $1.00 per share;
    authorized 10,000,000 shares; issued
    3,053,208 shares                                    3,053         3,053
  Surplus                                              16,172        16,172
  Retained earnings                                    29,540        27,944
  Accumulated other comprehensive income                1,833         1,490
  Treasury stock, at cost 87,924 shares                (1,795)       (1,795)
                                                     --------      --------
      Total Stockholders' Equity                       48,803        46,864
                                                     --------      --------
      Total Liabilities and Stockholders' Equity     $451,813      $409,017
                                                     ========      ========
      Memoranda: Standby Letters of Credit           $  6,695      $  5,638
                                                     ========      ========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements


                       PEOPLES FIRST, INC.
                CONSOLIDATED STATEMENTS OF INCOME

                           (Unaudited)

                                        Six Months Ended   Three Months Ended
                                            June 30,            June 30,
                                       -----------------   ------------------
                                         2003      2002     2003        2002
                                       -------   -------   ------      ------
                                        (In Thousands, Except Per Share Data)
Interest Income:
  Loans receivable, including fees     $ 9,721   $ 9,396   $4,894      $4,783
  Securities:
    Taxable                              1,087     1,384      528         698
    Tax-exempt                             329       362      161         181
  Other interest and dividends             137       103       77          46
                                       -------   -------   ------      ------
      Total Interest Income             11,274    11,245    5,660       5,708
                                       -------   -------   ------      ------
Interest Expense:
  Deposits                               2,248     2,602    1,100       1,277
  Short-term borrowings                     24        30       13          14
  Long-term borrowings                     851       723      433         370
                                       -------   -------   ------      ------
      Total Interest Expense             3,123     3,355    1,546       1,661
                                       -------   -------   ------      ------
      Net Interest Income                8,151     7,890    4,114       4,047
Provision for Loan Losses                  300       180      150          90
                                       -------   -------   ------      ------
  Net Interest Income after
    Provision for Loan Losses            7,851     7,710    3,964       3,957
                                       -------   -------   ------      ------
Non-Interest Income:
  Service charges on deposit accounts      867       675      447         336
  Income from fiduciary activities         321       284      165         144
  Investment management fees               291       387      137         187
  Mortgage banking activities              630       323      338         160
  Realized gain on disposal of
    securities                               9         -        9           -
  Other income                             602       434      302         196
                                       -------   -------   ------      ------
      Total Non-Interest Income          2,720     2,103    1,398       1,023
                                       -------   -------   ------      ------


Non-Interest Expense:
  Salaries and employee benefits         4,467     4,145    2,265       2,083
  Occupancy                                526       477      258         238
  Furniture and equipment                  376       356      189         174
  Communications and supplies              323       310      164         158
  Taxes, other than income                 207       195      100          96
  Professional fees                        125       133       64          83
  Other                                  1,127     1,110      598         544
                                       -------   -------   ------      ------
      Total Non-Interest Expense         7,151     6,726    3,638       3,376
                                       -------   -------   ------      ------
      Income before Income Taxes         3,420     3,087    1,724       1,604
Income Tax Expense                         934       779      471         410
                                       -------   -------   ------      ------
      Net Income                       $ 2,486   $ 2,308   $1,253      $1,194
                                       =======   =======   ======      ======
Earnings per Share:
  Basic and Diluted                    $  0.84   $  0.77   $ 0.42      $ 0.40
                                       =======   =======   ======      ======
Dividends Declared per Share           $  0.30   $  0.26   $ 0.15      $ 0.13
                                       =======   =======   ======      ======

See Notes to Consolidated Financial Statements


                       PEOPLES FIRST, INC.
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                    Six Months Ended June 30,
                                                       2003            2002
                                                    ---------       ---------
                                                          (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                        $  2,486        $  2,308
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                      453             454
      Amortization of securities premium
        (discount), net                                  (17)            (11)
      Realized gain on disposal of securities             (9)              -
      Provision for loan losses                          300             180
      Earnings on life insurance                         (93)            (97)
      Deferred income taxes                               14             (34)
      Gain on sale of premises & equipment and
        foreclosed assets                                (18)              -
      Increase in other assets                          (133)           (104)
      Increase (decrease) in other liabilities          (211)          2,051
                                                    --------        --------
        Net Cash Provided by Operating Activities      2,772           4,747
                                                    --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in interest-bearing deposits with
    banks                                               (470)           (882)
  Net increase in federal funds sold                 (17,303)         (2,795)
  Securities held to maturity:
  Proceeds from maturities                                 -             100
  Securities available for sale:
    Proceeds from maturities                          11,683           9,715
    Purchases                                        (12,059)        (11,924)
  Net increase in loans receivable                   (27,884)        (22,378)
  Purchases of FHLB stock                                (84)           (201)
  Purchases of premises and equipment                   (645)              -
  Proceeds from sale of premises & equipment and
    foreclosed assets                                    156             (93)
                                                    --------        --------
        Net Cash Used in Investing Activities        (46,606)        (28,458)
                                                    --------        --------


CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in non-interest bearing demand
    deposits, NOW, Super NOW,  money market funds
    and savings deposits                              37,708          21,155
  Net increase (decrease) in time deposits               281          (1,561)
  Net increase (decrease) in securities sold
    under agreements to repurchase                     1,610          (1,135)
  Proceeds from long-term debt                         2,000           7,000
  Repayments of long-term debt                          (383)           (295)
  Dividends paid                                      (1,038)           (778)
  Purchase of treasury stock                               -            (644)
                                                    --------        --------
        Net Cash Provided by Financing Activities     40,178          23,742
                                                    --------        --------
        Net Increase (Decrease)  in Cash and Due
          from Banks                                  (3,656)            31

Cash and Due from Banks - Beginning                   14,357         11,391
                                                    --------       --------
Cash and Due from Banks - Ending                    $ 10,701       $ 11,422
                                                    ========       ========

See Notes to Consolidated Financial Statements


                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months Ended June 30, 2002
                           (Unaudited)

                                                                             Accumulated
                                                                                Other
                                              Common             Retained   Comprehensive   Treasury
                                               Stock   Surplus   Earnings       Income        Stock      Total
                                              ------   -------   --------   -------------   --------   --------
                                                                        (In Thousands)
Balance December 31, 2001                     $3,053   $16,172   $24,843        $  659      $(1,085)   $43,642
                                                                                                       --------
  Comprehensive income
    Net Income                                                     2,308                                 2,308
    Net change in unrealized gains on
      securities available for sale, net of
      taxes                                                                        331                     331
                                                                                                       -------
      Total comprehensive income                                                                         2,639
                                                                                                       -------
Cash dividends declared, $.26 per share                             (774)                                 (774)
Purchase of treasury stock                                                                     (644)      (644)
                                              ------   -------   -------        -------     -------    -------
Balance June 30, 2002                         $3,053   $16,172   $26,377        $  990      $(1,729)   $44,863
                                              ======   =======   =======        =======     =======    =======

                       PEOPLES FIRST, INC.
         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              For the Six Months Ended June 30, 2002
                           (Unaudited)

                                                                             Accumulated
                                                                                Other
                                              Common             Retained   Comprehensive   Treasury
                                               Stock   Surplus   Earnings       Income        Stock      Total
                                              ------   -------   --------   -------------   --------   --------
                                                                        (In Thousands)

Balance December 31, 2002                     $3,053   $16,172   $27,944        $1,490      $(1,795)   $46,864
                                                                                                       -------
  Comprehensive income
    Net Income                                                     2,486                                 2,486
    Net change in unrealized gains on
      securities available for sale, net of
      taxes                                                                        343                     343
                                                                                                       -------
      Total comprehensive income                                                                         2,829
                                                                                                       -------
Cash dividends declared, $.30 per share                             (890)                                 (890)
                                              ------   -------   -------        ------      -------    -------
Balance June 30, 2003                         $3,053   $16,172   $29,540        $1,833      $(1,795)   $48,803
                                              ======   =======   =======        ======      =======    =======


                       PEOPLES FIRST, INC.
                  NOTES TO FINANCIAL STATEMENTS
                           (Unaudited)

June 30, 2003

Note A - Basis of Presentation

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly owned subsidiary, The Peoples Bank of Oxford (the "Bank") and its subsidiaries (collectively "Peoples"). The Bank's subsidiaries include Wilmerding & Associates, Inc. ("Wilmerding"), an investment advisor registered with the SEC and based in Rosemont, Pennsylvania and Peoples First Business Investment Company, LLC ("PFBI"), a non-operating company formed in January 2002 for the purpose of holding certain equity investments in operating entities. One of such operating entities is Peoples First Land Transfer, LLC, which commenced operations in January 2002 and derives its income from the sale of title insurance. The other operating entity is Peoples First Mortgage Company, LLC, which commenced operation in May 2003 and derives its income from the sale of mortgages. All material inter-company transactions have been eliminated. Peoples First, Inc. was formed on July 27, 2000 and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in the Annual

Report on Form 10-K of Peoples First, Inc. filed with the
Securities and Exchange Commission for the year ended
December 31, 2002.

Note B - Accounting Policies

The accounting policies of Peoples as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Annual Report on Form 10-K of Peoples First, Inc. filed for the year ended December 31, 2002, except as described in the following paragraph.

At June 30, 2003, the Peoples had one stock-based employee compensation plan, which is described more fully in Note E. Peoples accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Peoples had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                           3 Months Ended   6 Months Ended
                                            June 30, 2003    June 30, 2003
                                           --------------   --------------
                                        (In Thousands, Except Per Share Data)
Net income, as reported                       $1,253            $2,486
Deduct total stock based compensation
  expense determined under fair value
  based method for the award, net of
  related tax effect                             (15)              (15)
                                              ------            ------
Pro forma net income                          $1,238            $2,471
                                              ======            ======
Basic and diluted earnings per share:
  As reported                                 $  .42            $  .84
                                              ======            ======
  Pro forma                                   $  .42            $  .83
                                              ======            ======


Note C - Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued.

Stock options were first granted in June 2003, but were not dilutive for the three and six months ended June 30, 2003. Earnings per common share calculations prior to 2003 consisted of net income available to common shareholders divided by the average shares outstanding for the period. Earnings per common share for the three and six month periods ended June 30, 2003 have been computed based upon the following:

                                 3 Months Ended   6 Months Ended
                                  June 30, 2003    June 30, 2003
                                 --------------   --------------
Numerator -net income              $1,253,000       $2,486,000
                                   ==========       ==========
Denominator:
  Average basic shares
    outstanding                     2,965,284        2,965,284
  Effect of dilutive stock
    options                                 -                -
                                   ----------       ----------
  Average diluted shares
    outstanding                     2,965,284        2,965,284
                                   ==========       ==========

Note D - Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains on securities available for sale. Total comprehensive income, which is the sum of net income and other comprehensive income for the three and six month periods ended
June 30, 2003, was $1,661,000 and $2,829,000 compared to


$1,938,000 and $2,639,000 for the same period last year. The federal income taxes allocated to the unrealized gains are as follows:

                                        Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        ------------------   ----------------
                                         2003        2002     2003      2002
                                        ------     -------   ------    ------
                                                    (In Thousands)
Unrealized holding gains arising
  during the period:
    Before tax amount                   $ 618      $1,127    $ 520     $ 502
    Income tax effect                    (210)       (383)    (177)     (171)
                                        -----      ------    -----     -----
      Net of tax amount                 $ 408      $  744    $ 343     $ 331
                                        =====      ======    =====     =====

Note E - Stock Option Plan

During 2001, Peoples stockholders approved a stock option plan for key employees and directors of Peoples and its subsidiaries that is administered by a committee of the Board of Directors. Under the Plan, the Board is authorized to grant "incentive stock options" and "non-qualified stock options." A total of 200,000 shares of Peoples' common stock has been reserved for issuance under the Plan. The option price for options issued under the plan must be at least equal to 100% of the fair market value of the common stock on the grant date. No incentive stock options have been granted.

On June 17, 2003, Peoples granted 85,950 nonqualified stock options to purchase common stock at $24.13 per share to employees of Peoples. Options granted under the Plan are exercisable over a period not less than one year after the grant date, but no later than ten years and one month after the date of grant in accordance with the vesting period as determined by the Plan Committee. Options expire on the earlier of ten years after the date of grant, up to twenty-four months from the date of retirement, as of the date of termination for cause, or one year from the date of death, permanent disability or a change in control.

Transactions under the plan are summarized as follows:

                                                        Exercise
                                           Number of   Price Per
                                            Options      Share
                                           ---------   ---------
Outstanding December 31, 2002                     -           -
 Options granted 2003                        85,950      $24.13
                                             ------      ------
 Outstanding June 30, 2003                   85,950      $24.13
                                             ------      ------

No options are exercisable at June 30, 2003. To date, no options have been exercised, forfeited or expired. The weighted average remaining contractual life of the options outstanding is ten years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.5 %, expected volatility of 30.67%, risk-free interest rate of 2.81%, and expected life of 7 years. The fair value of options granted in 2003 was $6.53.

Note F - Standby Letters of Credit

Outstanding letters of credit written are conditional commitments issued by Peoples to guarantee the performance of a customer to a third party. Peoples' exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments. Peoples had $6,695,000 of standby letters of credit as of June 30, 2003 and $5,638,000 at December 31, 2002. The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments. Peoples requires collateral and personal guarantees supporting these letters of credit as deemed necessary. Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees. The current amount of the liability as of June 30, 2003, for guarantees under standby letters of credit issued after December 31, 2002 is not material.

Note G - Summary of New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The disclosure requirements apply to all financial statements issued after January 31, 2003. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation did not have a significant impact on Peoples' financial condition or results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities." This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard is not expected to have a significant impact on Peoples' financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued
Statement No. 150, "Accounting for Certain Financial Instruments

with Characteristics of both Liabilities and Equity." This Statement requires that an issuer classify a financial instrument that is within its scope as a liability. Many of these instruments were previously classified as equity. This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The adoption of this standard did not have a significant impact on Peoples' financial condition or results of operations.

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations

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

The most significant estimates in the preparation of Peoples' financial statements are for the allowance for loan losses and the stock option plan. Please refer to the discussion of the allowance for loan loss calculation under "Results of Operations" below and refer to Note E above for the discussion on the stock option plan.

Financial Condition

Total assets of Peoples increased $42,796,000 or 10.5% during the first half of 2003. Increases in deposits of $37,989,000, securities sold under agreements to repurchase of $1,610,000, long-term debt of $1,617,000 and the increase in retained earnings of $1,596,000 were the primary resources for the growth in assets. This growth funded increases in federal funds sold of $17,303,000 and net loans of $27,584,000, along with increases in securities of $921,000, interest-bearing deposits with banks of $470,000 and $135,000 in premises and equipment, for the first half of 2003. Peoples' investment in FHLB stock increased by $84,000, resulting from the FHLB's stock ownership requirements as it relates to the long-term debt increase. Cash and due from bank balances decreased by $3,656,000, along with a decrease of $45,000 in accrued interest receivable and other assets.

Net loans grew $27,584,000 or 9.3% during the first six months of 2003. The majority of this loan growth was in real estate secured loans, which increased $28,341,000 or 11.9%, commercial loans, which were up $2,437,000 or 7.9% and tax-free loans which were up $967,000 or 8.5%. Decreases were noted in agricultural loans, which were down $1,184,000 or 16.5% and total consumer loans, which were down $945,000 or 7.0%. The growth in real estate loans was distributed through various categories in which construction and development loans were up $11,312,000, commercial real estate loans grew $8,986,000, loans secured by agricultural properties increased $5,402,000, and home equity lines of credit increased $4,325,000. The real estate secured loan categories reflecting decreases were residential second lien loans, which decreased by $1,220,000 and multi-family mortgage loans, which were down $394,000. Residential first lien mortgages remained flat, due to the majority of these mortgages being sold on the secondary market.

Total deposits increased by $37,989,000 or 11.8% since year-end 2002. The increases were realized in demand deposit accounts up $14,507,000 or 18.2%, NOW and SuperNOW accounts increased $3,156,000 or 5.3%, money market accounts increased $5,769,000 or 15.7%, savings accounts jumped $14,276,000 or 28.0%, and time deposits increased $281,000 or .3% during the six months ended June 30, 2003. Impacting the increase in deposits was the trust department savings funds that were put on deposit at the Bank during the first quarter of 2003 and totaled $6,548,000 at June 30, 2003.

Short and long-term debt both reflected increases this half.
Securities sold under agreements to repurchase increased
$1,610,000 or 20.5% and long-term debt increased by $1,617,000 or 5.4%.

Results of Operations

Net income for the first half 2003 was $2,486,000 and totaled $1,253,000 for the three months ended June 30, 2003. In comparison, net income for the first half of 2002 was $2,308,000 and totaled $1,194,000 for the three months ended June 30, 2002. This reflects a $178,000 or 7.7% increase in net income for the first half of 2003 compared to 2002 and an increase of $59,000 or 4.9% for the second quarter 2003 compared to the second quarter 2002. Basic and diluted earnings per share for the first half of 2003 were $.84 per share, up from $.77 per share for the first half of 2002. Basic and diluted earnings per share for the second quarter of 2003 were $.42 per share, up from $.40 per share for the same period in 2002.

Net interest income for the first half of 2003 increased by $261,000 or 3.3%, compared to the first half of 2002. Likewise, for the second quarter 2003, net interest income increased by $67,000 or 1.7%, compared to the same time period in 2002. This increase is a result of increased volume in earning assets. While the net interest margin averaged 4.90% for the first half of 2002, the margin began to compress during the third quarter last year and has continued to compress through the fourth quarter of 2002, averaging 4.71% for the year 2002. The compression has continued throughout the first half of 2003.
For the first six months of 2003, the net interest margin has averaged 4.34%. With the current rate environment, the most recent federal funds rate reduction, the already low interest rates being paid on deposit accounts and loans continuing to be refinanced at lower rates, continued compression of the margin could occur, which could negatively impact net interest income in future periods.

Peoples recorded a $300,000 provision for loan losses during the first half of 2003, that was up $120,000, as compared to a provision of $180,000 for the first half of 2002. The provision for the second quarter of 2003, totaled $150,000, which was up $60,000 compared to the second quarter 2002. As a percentage of loans, the allowance for loan losses was 1.44% at June 30, 2003, compared to 1.49% at year-end 2002 and 1.56% at June 30, 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management. Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower's financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral. Management believes the allowance is presently adequate to cover the inherent risks associated with Peoples' loan portfolio.


Non-interest income increased by $617,000 or 29.3% and $375,000 or 36.7% for the six and three month time periods ending
June 30, 2003, respectively compared to the same periods in 2002. The largest increase in non-interest income for the first half of 2003 compared to 2002 was $307,000 in mortgage banking activities. Peoples derives this income from the sale of residential mortgage loans on the secondary market. The favorable rate environment for mortgage banking activities during 2003 and 2002 has led to an increased demand for both purchase-money and refinancing mortgage loans. This increased demand and Peoples' efforts to expand the mortgage business by working more closely with local realtors in its market area has led to the increased income from mortgage banking activities.
In addition, service charges on deposit accounts increased by $192,000 or 28.4%, compared to the first half of 2002. The increased service charges on deposit accounts are consistent with the continued growth in the Bank's core deposit accounts, which generate these fees. Income from fiduciary activities was up by $37,000 or 13.0%, compared to the first six months of 2002. The income increase is consistent with the increase in Peoples' Trust Department total assets under management, which equaled $129,334,000 on June 30, 2003, up from $106,187,000 at
June 30, 2002. Contrary to that, investment management fees from Wilmerding decreased by $96,000 or 24.8% for the same time period. This decrease is consistent with Wilmerding's total assets under management, which equaled $209,765,000 on June 30, 2003, down from $236,820,000 at June 30, 2002. Peoples has reached an agreement with an unaffiliated third party for the sale of Wilmerding, which is expected to be a stock sale with an anticipated closing date in the third quarter.

Other income reflected an increase of $168,000 or 38.7% for the first half of 2003, compared to 2002. This increase was a result of increased income from debit card commissions, earnings from investment sales through INVEST, a third party for which Peoples uses to sell investment products, and incurring a small gain on the sale of a fixed asset during the first half of 2003 versus a loss on the sale of a fixed asset in 2002.

Total non-interest expense increased by $425,000 or 6.3% for the first half of 2003, compared to the same time period in 2002, and $262,000 or 7.8% for the second quarter of 2003 compared to the second quarter 2002. The largest increase in non-interest expense was in salaries and employee benefits, which increased by $322,000 or 7.8% for the first half of 2003, compared to the first half of 2002. The increases in payroll and payroll related expenses resulted from normal merit increases, additions to staff and increased incentive compensation accruals. Increases in salary and benefits are anticipated as Peoples continues to grow in size and number of locations.

Comparing the first half of 2003 to first half of 2002, occupancy expenses were up by $49,000, furniture and fixture expense increased $20,000, communications and supplies expense was up $13,000, taxes other than income was up $12,000, and other operating expenses were up $17,000. These increases were partially offset by a decrease of $8,000 in professional fees.

Income tax expense was $934,000 for the first half of 2003, compared to $779,000 for first half of 2002 and $471,000 for the second quarter 2003, compared to $410,000 for the second quarter 2002. Income tax expense as a percentage of income before income taxes was 27.3% for the half of 2003, compared to 25.2% for the first half of 2002. The difference in Peoples' effective tax rate from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities, and bank owned life insurance, along with tax credits on an investment in a low-income housing partnership.

Liquidity

Liquidity represents Peoples' ability to efficiently manage cash flows to support customers' loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise. One of Peoples' sources of liquidity is $335,802,000 in core deposits at June 30, 2003, which increased $38,111,000 over total core deposits of $297,691,000 at year-end. Core deposits consist of demand deposits, NOW and Super NOW, money market funds, savings, and time deposits under $100,000. Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold, which totaled $27,753,000, and securities maturing in one year or less, which totaled $10,455,000, at June 30, 2003. In comparison, interest-bearing due from banks and federal funds sold totaled $9,980,000 and securities maturing in one year or less totaled $11,167,000, at year-end 2002. In addition, Peoples has established federal funds lines of credit with other commercial banks, has borrowing capacity with the Federal Home Loan Bank of Pittsburgh, and has the Federal Reserve Discount Window, any of which can be drawn upon if needed as a source of liquidity. Management is of the opinion that Peoples' liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders' equity was $48,803,000 as of June 30, 2003, representing a $1,939,000 increase from the beginning of the year. The growth in capital was primarily a result of net earnings retention of $1,596,000, along with an increase of $343,000 in accumulated other comprehensive income.

At June 30, 2003, Peoples had a leverage ratio of 10.90%, a Tier I capital to risk-based assets ratio of 12.87%, and a total capital to risk-based assets ratio of 14.12%. At June 30, 2003, the Bank had a leverage ratio of 9.38%, a Tier I capital to risk-based assets ratio of 11.00%, and a total capital to risk-based assets ratio of 12.26%. These ratios indicate Peoples First, Inc. and the Bank both exceed the federal regulatory minimum requirements to be considered "well capitalized."

In 2001, shareholders approved the 2001 Stock Option Plan. On
June 17, 2003, 85,950 options were granted under the plan.

Item 3.  Quantitative and Qualitative Disclosure about Market

There are no material changes in Peoples' interest rate risk exposure since December 31, 2002. Please refer to the Annual Report on Form 10-K of Peoples First, Inc. for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

Peoples, under the supervision and with the participation of Peoples' management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Peoples' disclosure controls and procedures. Based on that evaluation, Peoples' Chief Executive Officer and Chief Financial Officer concluded that Peoples' disclosure controls and procedures are effective as of June 30, 2003. There has been no change in Peoples' internal control over financial reporting that occurred during the quarter ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, Peoples' internal control over financial reporting.

Securities and Exchange Commission rules define "disclosure controls and procedures" as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable

Item 3.  Defaults Upon Senior Securities

         Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Peoples First, Inc. was held on May 13, 2003. The only matter presented for shareholder action at the meeting was the election of three (3) class III directors to hold office for three years from the election date.


There was no solicitation in opposition to the nominees of the Board of Directors for election as directors. All nominees of the Board of Directors were elected. The number of votes cast for or withheld for each nominee was as follows:

Nominee Name                         Votes for    Votes withheld
------------                       ------------   --------------
George C. Mason                    2,306,508.66      18,122.00
Ross B. Cameron, Jr.               2,322,704.00       1,927.00
Lawrie R. Drennen, Jr.             2,321,138.20       3,492.46

Item 5.  Other Information

         Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

Exhibit   Title

  3.1     Articles of Incorporation of Peoples First, Inc..
          (Incorporated by reference to Exhibit 3.1 to Peoples'
          Registration Statement on Form S-4, No. 333-30640.)

  3.2 Bylaws of Peoples First, Inc.. (Incorporated by reference to Exhibit 3.2 to Peoples' Registration
          Statement on Form S-4, No. 333-30640.)

 31.1     Exchange Act Rules 13a-14 and 15d-14 Certification of
          Chief Executive Officer

 31.2     Exchange Act Rules 13a-14 and 15d-14 Certification of
          Chief Financial Officer

 32.1     18 U.S.C. Section 1350 Certification of Chief
          Executive Officer under Section 906 of the Sarbanes-
          Oxley Act of 2002

 32.2     18 U.S.C. Section 1350 Certification of Chief
          Financial Officer under Section 906 of the Sarbanes-
          Oxley Act of 2002


         (b)  Reports on Form 8-K

              Peoples filed a Form 8-K on May 1, 2003
              disclosing a press release issued by Peoples discussing first quarter earnings.


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              PEOPLES FIRST, INC.
                                  (Registrant)

Date:  August 13, 2003        BY:  /s/ Hugh J. Garchinsky
                                   -----------------------------
                                   Hugh J. Garchinsky
                                   President and Chief Executive
                                   Officer


Date:  August 13, 2003        BY:  /s/ Susan H. Reeves
                                   -----------------------------
                                   Susan H. Reeves
                                   Senior Vice President and
                                   Chief Financial Officer


                                24




1


08/08/03/SL1 373382v1/00000.000


1
08/08/03/SL1 373382v1/00000.000