Form 10-Q
period 2003-09-30
PEOPLES FIRST INC
filed 2003-11-13
CIK 1104901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                                 to

Commission file number:  333-30640

PEOPLES FIRST, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA

23-3028825

(State or other jurisdiction of incorporation or organization)

(I.R.S. Employer Identification No.)

24 SOUTH THIRD STREET, OXFORD, PENNSYLVANIA	19363
(Address of principal executive offices)	(Zip Code)

(610) 932-9294
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.

COMMON STOCK, Par Value $1.00 per share

2,956,288 shares outstanding as of September 30, 2003

Part I - Financial Information

Item  1. Financial Statements

PEOPLES FIRST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2003	2002
	(unaudited)	(note)
	(Dollars In Thousands)
ASSETS
Cash and due from banks	$11,691	$14,357
Interest-bearing deposits with banks	386	1,061
Federal funds sold	11,260	8,919

Securities - available for sale, at fair value	71,863	63,518

Loans - net of unearned income	340,683	302,161
Allowance for loan losses	(4,894)	(4,503)

Net Loans	335,789	297,658

Investment in FHLB stock, at cost	2,143	2,041
Premises and equipment, net	11,222	11,408
Accrued interest receivable and other assets	12,023	10,055

Total Assets	$456,377	$409,017

LIABILITIES
Deposits:
Demand, non-interest bearing	$88,788	$79,914
NOW and Super NOW	71,764	59,259
Money market funds	39,067	36,635
Savings	68,404	51,022
Time	93,833	95,306

Total Deposits	361,856	322,136
Securities sold under agreements to repurchase	11,935	7,855
Long-term debt	31,116	29,706
Accrued interest payable and other liabilities	2,445	2,456

Total Liabilities	407,352	362,153

STOCKHOLDERS' EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000 shares; issued 3,053,208 shares	3,053	3,053
Surplus	16,172	16,172
Retained earnings	30,536	27,944
Accumulated other comprehensive income	1,279	1,490
Treasury stock, at cost 96,920 shares 2003; 87,924 for 2002	(2,015)	(1,795)

Total Stockholders' Equity	49,025	46,864

Total Liabilities and Stockholders' Equity	$456,377	$409,017

Memoranda: Standby Letters of Credit	$9,182	$5,638

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
	(In Thousands, Except Per Share Data)
Interest Income:
Loans receivable, including fees	$14,798	$14,347	$5,077	$4,951
Securities:
Taxable	1,605	2,019	518	635
Tax-exempt	478	528	149	166
Other interest and dividends	194	173	57	70

Total Interest Income	17,075	17,067	5,801	5,822

Interest Expense:
Deposits	3,252	3,917	1,004	1,315
Short-term borrowings	36	47	12	17
Long-term borrowings	1,284	1,157	433	434

Total Interest Expense	4,572	5,121	1,449	1,766

Net Interest Income	12,503	11,946	4,352	4,056
Provision for Loan Losses	450	330	150	150

Net Interest Income after Provision for Loan Losses	12,053	11,616	4,202	3,906

Non-Interest Income:
Service charges on deposit accounts	1,356	1,067	489	392
Income from fiduciary activities	495	431	174	147
Investment management fees	379	529	88	142
Mortgage banking activities	925	512	295	189
Impairment of securities	—	(84)	—	(84)
Realized gain on disposal of securities	21	387	12	387
Other income	1,018	721	416	287

Total Non-Interest Income	4,194	3,563	1,474	1,460

Non-Interest Expense:
Salaries and employee benefits	6,686	6,339	2,219	2,194
Occupancy	768	730	242	253
Furniture and equipment	563	539	187	183
Communications and supplies	486	479	163	169
Taxes, other than income	305	293	98	98
Professional fees	201	183	76	50
Other	1,736	1,695	609	585

Total Non-Interest Expense	10,745	10,258	3,594	3,532

Income before Income Taxes	5,502	4,921	2,082	1,834
Income Tax Expense	1,518	1,271	584	492

Net Income	$3,984	$3,650	$1,498	$1,342

Basic and Diluted Earnings per Share	$1.34	$1.22	$0.51	$0.45
Dividends Declared per Share	$0.47	$0.39	$0.17	$0.13

See Notes to Consolidated Financial Statements

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,984	$3,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	696	683
Amortization of securities premium (discount), net	(29)	(22)
Realized gain on disposal of securities	(21)	(387)
Impairment of securities	—	84
Provision for loan losses	450	330
Earnings on life insurance	(160)	(144)
Deferred income taxes	(39)	6
Gain on sale of premises & equipment and foreclosed assets	(27)	—
Other	10	—
(Increase) decrease in other assets	604	(2,401)
Increase in other liabilities	79	912

Net Cash Provided by Operating Activities	5,547	2,711

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in interest-bearing deposits with banks	675	(306)
Net increase in federal funds sold	(2,341)	(9,180)
Securities held to maturity:
Proceeds from maturities	—	3,231
Securities available for sale:
Proceeds from maturities	20,918	19,945
Purchases	(29,532)	(16,812)
Net increase in loans receivable	(38,581)	(37,418)
Purchases of FHLB stock	(102)	(201)
Purchases of premises and equipment	(513)	(400)
Proceeds from sale of premises & equipment and foreclosed assets	156	—
Other	100	—
Purchase of life insurance	(2,500)	—

Net Cash Used in Investing Activities	(51,720)	(41,141)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand deposits, NOW, Super NOW, money market funds and savings deposits	41,193	32,838
Net increase (decrease) in time deposits	(1,473)	1,638
Net increase (decrease) in securities sold under agreements to repurchase	4,080	(530)
Proceeds from long-term debt	2,000	7,000
Repayments of long-term debt	(590)	(468)
Dividends paid	(1,483)	(1,164)
Purchase of treasury stock	(220)	(644)

Net Cash Provided by Financing Activities	43,507	38,670

Net Increase (Decrease) in Cash and Due from Banks	(2,666)	240

Cash and Due from Banks - Beginning	14,357	11,391

Cash and Due from Banks - Ending	$11,691	$11,631

See Notes to Consolidated Financial Statements

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2002

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
	(In Thousands)
Balance December 31, 2001	$3,053	$16,172	$24,843	$659	$(1,085)	$43,642
Comprehensive income
Net Income			3,650			3,650
Net change in unrealized gains/(losses) on securities available for sale, net of taxes				919		919

Total comprehensive income						4,569

Cash dividends declared, $.39 per share			(1,160)			(1,160)
Purchase of treasury stock					(644)	(644)

Balance September 30, 2002	$3,053	$16,172	$27,333	$1,578	$(1,729)	$46,407

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For the Nine Months Ended September 30, 2003

(Unaudited)

				Accumulated
				Other
	Common		Retained	Comprehensive	Treasury
	Stock	Surplus	Earnings	Income (Loss)	Stock	Total
	(In Thousands)
Balance December 31, 2002	$3,053	$16,172	$27,944	$1,490	$(1,795)	$46,864
Comprehensive income
Net Income			3,984			3,984
Net change in unrealized gains/(losses) on securities available for sale, net of taxes				(211)		(211)

Total comprehensive income						3,773

Cash dividends declared, $.47 per share			(1,392)			(1,392)
Purchase of treasury stock					(220)	(220)

Balance September 30, 2003	$3,053	$16,172	$30,536	$1,279	$(2,015)	$49,025

PEOPLES FIRST, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

September 30, 2003

Note A – Basis of Presentation

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly owned subsidiary, The Peoples Bank of Oxford (the “Bank”) and its subsidiaries (collectively “Peoples”).   The Bank sold the subsidiary, Wilmerding & Associates, Inc. (“Wilmerding”), an investment advisor, to an unaffiliated third party, on August 15, 2003, and incurred no material gain or loss on the transaction.  The subsidiary, Peoples First Business Investment Company, LLC (“PFBI”), is a non-operating company formed in January 2002 for the purpose of holding certain equity investments in operating entities. One of such operating entities is Peoples First Land Transfer, LLC, which commenced operations in January 2002 and derives its income from the sale of title insurance.  The other operating entity is Peoples First Mortgage Company, LLC, which commenced operation in May 2003 and derives its income from the sale of mortgages.  All material inter-company transactions have been eliminated. Peoples First, Inc. was formed on July 27, 2000 and is subject to regulation by the Board of Governors of the Federal Reserve System.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in the Annual Report on Form 10-K of Peoples First, Inc. filed with the Securities and Exchange

Commission for the year ended December 31, 2002.

Note B – Accounting Policies

The accounting policies of Peoples as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Annual Report on Form 10-K of Peoples First, Inc. filed for the year ended December 31, 2002, except as described in the following paragraph.

At September 30, 2003, Peoples had one stock-based employee compensation plan, which is described more fully in Note E.  Peoples accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if Peoples had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	3 Months Ended September 30, 2003	9 Months Ended September 30, 2003
	(In Thousands, Except Per Share Data)
Net income, as reported	$1,498	$3,984
Deduct total stock based compensation expense determined under fair value based method for the award, net of related tax effect	(93)	(108)

Pro forma net income	$1,405	$3,876

Basic and diluted earnings per share:
As reported	$.51	$1.34
Pro forma	$.47	$1.31

Note C – Earnings per Share

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued.

Stock options were first granted in June 2003.  Earnings per common share calculations prior to 2003 consisted of net income available to common shareholders divided by the average shares outstanding for the period.  The weighted average number of shares outstanding for the three and nine month periods ended September 30, 2002, were 2,968,284 and 2,981,028, respectively.  Earnings per common share for the three and nine month periods ended September 30, 2003 have been computed based upon the following:

	3 Months Ended September 30, 2003	9 Months Ended September 30, 2003
Numerator -net income	$1,498,000	$3,984,000
Denominator:
Average basic shares outstanding	2,958,439	2,962,977
Effect of dilutive stock options	3,053	1,018
Average diluted shares outstanding	2,961,492	2,963,995

Note D – Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains on securities available for sale.  Total comprehensive income, which is the sum of net income and other comprehensive income for the three and nine month periods ended September 30, 2003, was $944,000 and $3,773,000 compared to $1,930,000 and $4,569,000 for the same period last year.  The federal income taxes allocated to the unrealized gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In Thousands)
Unrealized holding gains arising during the period:
Before tax amount	$(839)	$891	$(320)	$1,392
Income tax effect	285	(303)	109	(473)
Net of tax amount	$(554)	$588	$(211)	$919

Note E – Stock Option Plan

During 2001, Peoples stockholders approved a stock option plan for key employees and directors of Peoples and its subsidiaries that is administered by a committee of the Board of Directors.  Under the Plan, the Board is authorized to grant “incentive stock options” and “non-qualified stock options.” A total of 200,000 shares of Peoples’ common stock has been reserved for issuance under the Plan. The option price for options issued under the plan must be at least equal to 100% of the fair market value of the common stock on the grant date. No incentive stock options have been granted.

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

Transactions under the plan are summarized as follows:

	Number of Options	Exercise Price Per Share
Outstanding December 31, 2002	—	—
Options granted 2003	85,950	$24.13
Outstanding September 30, 2003	85,950	$24.13

No options are exercisable at September 30, 2003.  To date, no options have been exercised, forfeited or expired.  The weighted average remaining contractual life of the options outstanding is ten years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.5%, expected volatility of 30.67%, risk-free interest rate of 2.81%, and expected life of 7 years.  The fair value of options granted in 2003 was $6.53.

Note F – Standby Letters of Credit

Outstanding letters of credit written are conditional commitments issued by Peoples to guarantee the performance of a customer to a third party.  Peoples’ exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  Peoples had $9,182,000 of standby letters of credit as of September 30, 2003 and $5,638,000 at December 31, 2002.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  Peoples requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of September 30, 2003, for guarantees under standby letters of credit issued after December 31, 2002 is not material.

Note G - Summary of New Accounting Standards

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”.  This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved.  The interpretation also adds disclosure requirements for investors that  are involved with unconsolidated

VIEs.  The disclosure requirements apply to all financial statements issued after January 31, 2003.  The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period ending after December 31, 2003 for VIEs acquired before February 1, 2003.  The adoption of this interpretation did not have a significant impact on the Company’s financial condition or results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.” This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process. This Statement is effective for contracts entered into or modified, and for hedging relationships designated after June 30, 2003 and should be applied prospectively. The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective effective dates. Adoption of this standard did not have a significant impact on the Company’s financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability.  Many of these instruments were previously classified as equity.  This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.  The adoption of this standard did not have a significant impact on the Company’s financial condition or results of operations.

Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Except for historical information, this report may be deemed to contain “forward-looking” statements regarding Peoples.  Examples of forward-looking statements include, but are not limited to, (a) projections or statements regarding future earnings, expenses, net interest income, other income, earnings or loss per share, asset mix and quality, growth prospects, capital structure and other financial terms, (b) statements of plans and objectives of management or the board of directors, and (c) statements of assumptions, such as economic conditions in Peoples’ market areas.  Such forward-looking statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “intends,” “will,” “should,” “anticipates,” or the negative of any of the foregoing or other variations thereon or comparable terminology, or by discussion of strategy.

No assurance can be given that the future results covered by forward-looking statements will be achieved.  Such statements are subject to risks, uncertainties, and other factors that could cause actual results to differ materially from future results expressed or implied by such forward-looking statements.  Important factors that could impact Peoples’ operating results include, but are not limited to, (i) the effects of changing economic conditions in Peoples’ market areas and nationally, (ii) credit risks of commercial, real estate, consumer and other lending activities, (iii) significant changes in interest rates, (iv) changes in federal and state banking laws and regulations which could impact Peoples’ operations, (v) funding costs, (vi) the effects of armed conflicts involving the United States or its interests, and (vii) other external developments which could materially affect Peoples’ business and operations.

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

The most significant estimates in the preparation of Peoples’ financial statements are for the allowance for loan losses and the stock option plan.  Please refer to the discussion of the allowance for loan loss calculation under “Results of Operations” below and refer to Note E above for the discussion on the stock option plan.

Financial Condition

Total assets of Peoples increased $47,360,000 or 11.6% during the first nine months of 2003.  Increases in deposits of $39,720,000,

securities sold under agreements to repurchase of $4,080,000, long-term debt of $1,410,000 and the increase in retained earnings of $2,592,000 were the primary resources for the growth in assets. This growth funded increases in net loans of $38,131,000 and securities of $8,345,000, along with increases in federal funds sold of $2,341,000 and $1,968,000 in other assets, for the first nine months of 2003.  Peoples’ investment in FHLB stock increased by $102,000, resulting from the FHLB’s stock ownership requirement as it relates to the long-term debt increase. Cash and due from bank balances decreased by $2,666,000, along with a decrease of $675,000 in interest-bearing deposits with banks and $186,000 in premises and equipment.

Net loans grew $38,131,000 or 12.8% during the first nine months of 2003.  The majority of this loan growth was in real estate secured loans, which increased $38,613,000 or 16.2%, commercial loans, which were up $1,907,000 or 6.2% and tax-free loans which were up $1,272,000 or 11.2%.  Decreases were noted in agricultural loans, which were down $1,097,000 or 15.2% and total consumer loans, which were down $921,000 or 6.8%.  The growth in real estate loans was distributed through various categories in which construction and development loans were up $20,251,000, commercial real estate loans grew $7,461,000, loans secured by agricultural properties increased $6,364,000, home equity lines of credit increased $5,979,000 and residential first lien loans increased $840,000. Residential second lien loans reflected a decrease of $2,447,000.

Total deposits increased by $39,720,000 or 12.3% since year-end 2002.  The increases were realized in demand deposit accounts up $8,874,000 or 11.1%, NOW and SuperNOW accounts increased $12,505,000 or 21.1%, money market accounts increased $2,432,000 or 6.6% and savings accounts jumped $17,382,000 or 34.1%.  Time deposits decreased by $1,473,000 or 1.6% during the nine months ended September 30, 2003.  Impacting the increase in deposits was the trust department savings funds that were put on deposit at the Bank during the first quarter of 2003 and totaled $7,572,000 at September 30, 2003.  In addition, public funds deposits from collected tax revenues and Peoples’ business development have contributed to the growth in deposits.

Short and long-term debt both reflected increases during the nine months of 2003.  Securities sold under agreements to repurchase, increased $4,080,000 or 51.9% and long-term debt increased by $1,410,000 or 4.7%.

Results of Operations

Net income for the first nine months of 2003 was $3,984,000 and totaled $1,498,000 for the three months ended September 30, 2003.  In comparison, net income for the first nine months of 2002 was $3,650,000 and totaled $1,342,000 for the three months ended September 30, 2002.  This reflects a $334,000 or 9.2% increase in net income for the first nine months of 2003 compared to 2002 and an increase of $156,000 or 11.6% for the third quarter 2003 compared to the third quarter 2002. Basic and diluted earnings per share for the first nine months of 2003 were $1.34 per share, up from $1.22 per share for the first nine months of 2002. Basic and diluted earnings per share for the third quarter of 2003 were $.51 per share, up from $.45 per share for the same period in 2002.

Net interest income, for the first nine months of 2003, increased by $557,000 or 4.7%, compared to the first nine months of 2002. Likewise, for the third quarter 2003, net interest income increased by $296,000 or 7.3%, compared to the same time period in 2002.  This increase is a result of increased volume in earning assets contributing to higher interest income and the lower rates on deposits decreasing interest expense.  While the net interest margin averaged 4.79% for the first nine months of 2002, the margin began to compress during the third quarter last year and continued to compress through the fourth quarter of 2002, averaging 4.71% for the year 2002.  The compression in the net interest margin has continued in 2003, averaging 4.30 % for the nine months ended September 30, 2003. With the current rate environment, the federal funds rate reduction, the already low interest rates being paid on deposit accounts and loans continuing to be refinanced at lower rates, continued compression of the margin could occur, which could negatively impact net interest income in future periods.

Peoples recorded a $450,000 provision for loan losses during the first nine months of 2003, which was up $120,000, as compared to a provision of $330,000 for the first nine months of 2002. The provision for the third quarter of 2003, totaled $150,000, which was comparable to the third quarter 2002.  As a percentage of loans, the allowance for loan losses was 1.44 % at September 30, 2003, compared to 1.49% at year-end 2002 and 1.53% at September 30, 2002. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.  Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral.  Management believes the allowance is presently adequate to cover the inherent risks associated with Peoples’ loan portfolio.

Non-interest income increased by $631,000 or 17.7% and $14,000 or 1.0% for the nine and three month time periods ending September 30, 2003, respectively compared to the same periods in 2002.  The largest increase in non-interest income for the first nine months of 2003 compared to 2002 was $413,000, in mortgage banking activities. Income from mortgage banking activities increased $106,000 for the third quarter 2003, compared to the third quarter 2002.  Peoples derives this income from the sale of residential mortgage loans on the secondary market. The favorable rate environment for mortgage banking activities during 2003 and 2002 has led to an increased demand for both purchase-money and refinancing mortgage loans.  This increased demand and Peoples’ efforts to expand the mortgage business by working more closely with local realtors in its market area have led to the increased income from mortgage banking activities. In addition, service charges on deposit accounts increased by $289,000 or 27.1% for the first nine months of 2003 and $97,000 or 24.7% for the third quarter 2003, compared to the same periods in 2002. The increased service charges on deposit accounts are consistent with the continued growth in the Bank’s core deposit accounts, which generate these fees.  Income from fiduciary activities was up by $64,000 or 14.9%, compared to the first nine months of 2002 and was up $27,000 or 18.4% for the third quarter 2003 compared to 2002.  The income increase is consistent with the increase in Peoples’ Trust Department total assets under management, which equaled $128,772,000 on September 30, 2003, up from $111,081,000 at September 30, 2002.  Contrary to that, investment management fees from Wilmerding decreased by $150,000 or 28.4% for the first nine months of 2003 compared to 2002, $54,000 of that decrease was in the third quarter.  There will be no additional investment management fees collected since Peoples completed the stock sale of Wilmerding, on August 15, 2003, to an unaffiliated third party, and incurred no material gain or loss on the transaction.

During the third quarter 2002, Peoples recorded an $84,000 reserve against an impaired security. During 2003, a portion of the impaired securities were called resulting in a realized gain on securities totaling $21,000.  In addition, in the third quarter 2002, Peoples realized a gain on the redemption of a security in the amount of $387,000 that had been written-down in 2000.

Other income reflected an increase of $297,000 or 41.2% for the first nine of 2003, compared to 2002 and an increase of $129,000 or

45.0% for the third quarter 2003 compared to 2002.  This increase was a result of increased income from debit card commissions, earnings from investment sales through INVEST, a third party for which Peoples uses to sell investment products, and incurring a small gain on the sale of a fixed asset during the first nine months of 2003 versus a loss on the sale of a fixed asset in 2002.

Total non-interest expense increased by $487,000 or 4.8% for the first nine months of 2003, compared to the same time period in 2002, and $62,000 or 1.8% for the third quarter of 2003 compared to the third quarter 2002.  The largest increase in non-interest expense was in salaries and employee benefits, which increased by $347,000 or 5.5% for the first nine months of 2003, compared to the first nine months of 2002. Salaries and benefits for the third quarter 2003 compared to the same period in 2002 increased by $25,000.  The increases in payroll and payroll related expenses resulted from normal merit increases, additions to staff and increased incentive compensation accruals.  Increases in salary and benefits are anticipated as Peoples continues to grow in size and number of locations.

Comparing the first nine months of 2003 to first nine months of 2002, occupancy expenses were up by $38,000, furniture and fixture expense increased $24,000, communications and supplies expense was up $7,000, taxes other than income was up $12,000, professional fees were up by $18,000 and other operating expenses were up $41,000.  With the sale of Wilmerding, their associated operating expenses stopped as of August 15, 2003.

Income tax expense was $1,518,000 for the first nine months of 2003, compared to $1,271,000 for first nine months of 2002 and $584,000 for the third quarter 2003, compared to $492,000 for the third quarter 2002.  Income tax expense as a percentage of income before income taxes was 27.6% for the first nine months of 2003, compared to 25.8% for the first nine months of 2002.  The difference in Peoples’ effective tax rate from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities, and bank owned life insurance, along with tax credits on an investment in a low-income housing partnership.

Liquidity

Liquidity represents Peoples’ ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise.  One of Peoples’ sources of liquidity is $338,319,000 in core deposits at September 30, 2003, which increased $40,628,000 over total core deposits of $297,691,000 at year-end. Core deposits consist of demand deposits, NOW and Super NOW, money market funds, savings, and time deposits under $100,000.  Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold, which totaled $11,646,000, and securities maturing in one year or less, which totaled $10,180,000, at September 30, 2003.  In comparison, interest-bearing due from banks and federal funds sold totaled $9,980,000 and securities maturing in one year or less totaled $11,167,000, at year-end 2002.  In addition, Peoples has established federal funds lines of credit with other commercial banks, has borrowing capacity with the Federal Home Loan Bank of Pittsburgh, and has the Federal Reserve Discount Window, any of which can be drawn upon if needed as a source of liquidity.  Management is of the opinion that Peoples’ liquidity is sufficient to meet its anticipated needs.

Capital Resources

Total stockholders’ equity was $49,025,000 as of September 30, 2003, representing a $2,161,000 increase from the beginning of the year.  The growth in capital was primarily a result of net earnings retention of $2,592,000; partially offset with a decrease of $211,000 in accumulated other comprehensive income and the purchase of treasury stock of $220,000. In November 2001, the Board approved a second stock repurchase plan authorizing the repurchase of $1,000,000 in Peoples’ stock with a termination date that was extended to October 2003.  During the third quarter 2003, this plan was completed with repurchased shares totaling 45,194 at a cost of $1,000,000.  In addition, on June 18, 2002, the Board approved a third repurchase plan for repurchasing another $1,000,000 in Peoples’ stock with a termination date that has been extended to October 2003. Under this plan, 645 shares have been repurchased at a cost of $16,000, through September 30, 2003.

At September 30, 2003, Peoples had a leverage ratio of 10.56%, a Tier I capital to risk-based assets ratio of 12.68%, and a total capital to risk-based assets ratio of 13.93%. At September 30, 2003, the Bank had a leverage ratio of 9.15%, a Tier I capital to risk-based assets ratio of 10.89%, and a total capital to risk-based assets ratio of 12.14%. These ratios indicate Peoples First, Inc. and the Bank both exceed the federal regulatory minimum requirements to be considered “well capitalized.”

In 2001, shareholders approved the 2001 Stock Option Plan. On June 17, 2003, 85,950 options were granted under the plan.

Item 3.  Quantitative and Qualitative Disclosure about Market

There are no material changes in Peoples’ interest rate risk exposure since December 31, 2002. Please refer to the Annual Report on Form 10-K of Peoples First, Inc. for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

Peoples, under the supervision and with the participation of Peoples’ management, including the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of Peoples’ disclosure controls and procedures.  Based on that evaluation, Peoples’ Chief Executive Officer and Chief Financial Officer concluded that Peoples’ disclosure controls and procedures are effective as of September 30, 2003.  There has been no change in Peoples’ internal control over financial reporting that occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, Peoples’ internal control over financial reporting.

Securities and Exchange Commission rules define “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable

Item 2.  Changes in Securities and Use of Proceeds

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(a)          Exhibits

Exhibit	Title

1.1	Articles of Incorporation of Peoples First, Inc. (Incorporated by reference to Exhibit 3.1 to Peoples’ Registration Statement on Form S-4, No. 333-30640.)

1.2	Bylaws of Peoples First Inc. (Incorporated by reference to Exhibit 3.2 to Peoples’ Registration Statement on Form S-4, No. 333-30640.)

10.1	Form of Change in Control Agreements, dated September 15, 2003, between Peoples First, Inc., The Peoples Bank of Oxford and each of Gary R. Davis, Scott W. Gundaker, and Susan H. Reeves.

31.1	Exchange Act Rules 13a-14 and 15d-14 Certification of Chief Executive Officer

31.2	Exchange Act Rules 13a-14 and 15d-14 Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Peoples filed a Form 8-K on July 16, 2003 disclosing a press release issued by Peoples discussing second quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES FIRST, INC.
(Registrant)

Date:	November 12, 2003	BY:	/s/ Hugh J. Garchinsky
Hugh J. Garchinsky
President and Chief Executive Officer

Date:	November 12, 2003	BY:	/s/ Susan H. Reeves

Susan H. Reeves
Senior Vice President and
Chief Financial Officer