Form 10-K
period 2003-12-31
PEOPLES FIRST INC
filed 2004-03-23
CIK 1104901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year-ended December 31, 2003, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from to

Commission File Number: 333-30640

PEOPLES FIRST, INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	23-3028825
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

24 SOUTH THIRD STREET, OXFORD, PA	19363
(Address of principal executive office)	(Zip Code)

610-932-9294
(Registrant’s Telephone Number, including area code)

Securities registered under section 12(b) of the Act:
Not Applicable

Securities registered under section 12(g) of the Act:

Title of each class	Name of each exchange
COMMON STOCK, Par Value $1.00 per share	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒  Yes                                   ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of June 30, 2003 the aggregate market value of the 2,965,284 shares of Common stock of the Registrant outstanding on such date, held by non-affiliates of the Registrant, was approximately $52,068,557.  This figure is based on the last known sales price, prior to June 30, 2003, reported to the Registrant of $23.85 per share for Common Stock.  Although directors, officers and five percent beneficial owners of the Registrant were assumed to be “affiliates” of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act)   ☐ Yes    ☒ No

As of January 31, 2004, the Registrant had 2,956,288 shares of Common Stock outstanding.

Documents Incorporated by Reference

None

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

Item 1 – Business

Peoples First, Inc.

Peoples First, Inc. is a bank holding company which was incorporated under the laws of the Commonwealth of Pennsylvania on July 27, 2000, to own all the outstanding stock of The Peoples Bank of Oxford.  Peoples provides commercial banking and trust services through its wholly owned subsidiary, The Peoples Bank of Oxford.  As of December 31, 2003, Peoples had total assets of $459,223,000 and total stockholders’ equity of $49,386,000.

Merger Agreement with National Penn Bancshares, Inc.

On December 17, 2003, Peoples and National Penn Bancshares, Inc. (“NPB”) entered into a merger agreement (the “National Penn Merger Agreement”), which sets forth the terms and conditions pursuant to which Peoples will be merged (the “NPB Merger”) with and into NPB.  Under the terms of the National Penn Merger Agreement, shareholders of Peoples will be entitled to receive either $49.54 in cash or 1.505 shares of NPB common stock for each share of Peoples common stock that they hold.  Peoples shareholders may elect to receive all cash, all stock, or a combination of cash and stock, subject to election and allocation procedures designed so that, in the aggregate, 70% of Peoples’ outstanding common stock will be exchanged for NPB common stock and 30% of Peoples’ outstanding common stock will be exchanged for cash.  The total value of the transaction is approximately $148,000,000.

The NPB Merger is subject to a number of customary conditions, including, but not limited to, (i) approval of the NPB Merger Agreement by the shareholders of Peoples and (ii) receipt of required regulatory approvals.  A copy of the NPB Merger Agreement was filed as Exhibit 2.1 to a Current Report on Form 8-K filed by Peoples on December 22, 2003 and is incorporated by reference at Exhibit 2.1 to this Form 10-K.

The Peoples Bank of Oxford

The Peoples Bank of Oxford is a state-chartered commercial banking institution, which was incorporated under the laws of the Commonwealth of Pennsylvania, on December 19, 1913.  The Bank’s deposits are insured by the Federal Deposit Insurance Corporation.

As of December 31, 2003, the Bank had total assets of $451,387,000, total deposits of $368,254,000 and total stockholders’ equity of $42,299,000.  At year-end, December 31, 2003, the Bank had 152 full-time employees and 40 part-time employees.

The Bank’s Corporate Headquarters, Trust Department and full service Main Office are located at 24 South Third Street, Oxford, Pennsylvania.  The Bank has nine branches and nine automated teller machines.  These offices serve a predominately rural agricultural area, which includes southern Chester County, Pennsylvania and to a lesser extent southern Lancaster County, Pennsylvania and northern

Cecil County, Maryland.  In December 2001, the Bank opened its first branch in Maryland to better serve the northern Cecil County area and in November 2002, the Bank opened its first branch in Lancaster County, Pennsylvania. The Bank’s Operations Center is located at 125 Peoples Drive, Oxford, Pennsylvania.

The Bank primarily serves individuals and small to medium sized farms and businesses, providing a broad range of services, including retail and commercial banking services, investment services and trust services. These services include providing various types of demand, savings and time deposit accounts, making secured and unsecured consumer, real estate and commercial loans, sale of investment products and safe deposit box rentals.  Additionally retail customers can access their account information, pay bills, transfer funds, and access information regarding bank services via their personal computer using online banking.  The Bank provides its customers with access to invest in mutual funds, annuities, insurance and various other financial instruments via the INVEST Financial Corporation, a third party service provider.  In addition, the Bank also provides trust and investment services to individuals, small businesses and charitable organizations through its Trust Department.  These services include investment management, estate settlement and maintenance of securities and accounting records for various types of trust relationships.

The Bank completed the stock sale of its investment advisor subsidiary, Wilmerding & Associates, Inc., to an unaffiliated third party in August 2003.  Wilmerding was not a significant contributor to Peoples’ total revenues and Peoples incurred no material gain or loss on the sale transaction.  The Bank’s remaining wholly-owned subsidiary, Peoples First Business Investment, LLC, is a non-operating company, which holds certain equity investments in operating entities. One of such operating entities is Peoples First Land Transfer, LLC, which commenced operations in January 2002 and derives its income from the sale of title insurance.  The other operating entity is Peoples First Mortgage Company, LLC, which derives its income from the origination and sale of mortgages. These subsidiaries are not significant contributors to Peoples’ total revenues.

The Bank’s business is not seasonal in nature nor is the Bank involved in operations in foreign countries.  Management does not separately allocate expenses, including the cost of funding loan demand, between the commercial, retail, mortgage banking and trust operations.  As a result, discrete information is not available and segment reporting would not be meaningful.  The operations of the Bank’s subsidiaries are not material to the consolidated financial statements.

Upon completion of the NPB Merger, it is expected that The Peoples Bank of Oxford will be merged with and into National Penn Bank, the wholly owned banking subsidiary of NPB.  Under the terms of the NPB Merger Agreement, National Penn Bank will establish and operate a separate banking division under the name “The Peoples Bank of Oxford, a Division of National Penn Bank” (the “Peoples Bank Division”).  The Peoples Bank Division will consist of all of Peoples’ banking offices at the time of the merger and up to two additional banking offices to be opened by the Peoples Bank Division following the transaction.  NPB has agreed to operate the Peoples Bank Division for a period of at least two years following completion of the transaction, except in the case of a sale of NPB or by mutual agreement.

Competition

There is strong competition in Peoples’ service area for banking business among commercial banks, thrift institutions, other financial institutions and financial intermediaries.  In addition to commercial banks, federal and state savings and loan associations, savings banks and credit unions actively compete in Peoples’ market area providing a wide variety of banking services.  Mortgage banking firms, finance companies, insurance companies, leasing companies, brokerage companies and financial affiliates of industrial companies provide additional competition for loans and various financial services.  Peoples also currently competes for interest-bearing funds with a number of other financial intermediaries which offer a diverse range of investment alternatives including brokerage firms and mutual funds.  Many competitors have substantially greater financial resources and larger branch systems than those of Peoples.

There are thirteen full service commercial banks, five savings banks and two credit unions with branches in Peoples’ designated market area.  Peoples maintains a majority of the market share in the Oxford and Avondale area and market share continues to grow in the remainder of its market area.  Peoples is also subject to competition from banks outside of its service area for various financial services.

In consumer transactions, Peoples believes that it is able to compete effectively by offering low cost checking accounts, comparable banking hours and competitive rates on its interest bearing accounts.  In competing with other banks and financial institutions, Peoples seeks to provide personalized services through management’s knowledge and awareness of Peoples’ service area, customers and borrowers.

With respect to commercial transactions, Peoples’ legal lending limit to a single borrower is generally lower than the other larger commercial lenders.  Management believes that Peoples’ legal lending limit is sufficient to handle the credit requirements of its target market.  In addition, Peoples will participate commercial loans with other financial institutions, if necessary, in order to accommodate a customer’s needs.

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

Loan and Deposit Structure

At December 31, 2003, total loans, net of unearned income, equaled $358,665,000 with an additional $91,917,000 in standby letters of credit, unused lines of credit and commitments to extend credit.

Peoples’ loan portfolio is well diversified, with the largest concentration of loans in three categories: agricultural loans for mushroom production, real estate secured loans to lessors of nonresidential buildings and construction loans to residential builders.  Agricultural loans for mushroom production totaled $28,177,000, comprised 7.9% of total loans outstanding, with unused commitments outstanding totaling $10,407,000.  Real estate secured loans to lessors of commercial properties (stores, offices and convenience centers, etc.) totaled $27,408,000, comprised 7.6% of total loans outstanding, with an additional $2,711,000 in unused commitments outstanding. In addition, construction loans to residential builders totaled $23,900,000, represented 6.7% of total loans outstanding and had unused commitments outstanding of $14,604,000.

At December 31, 2003, Peoples’ total deposits equaled $368,205,000, of which 25.7% were non-interest bearing deposits and 74.3% were interest bearing deposits.  Although Peoples’ deposits are primarily generated from southern Chester County, there is no concentration of deposits in one person or group of persons that if withdrawn would have a material adverse effect on Peoples.  Peoples has no brokered deposits.  However, it should be noted that the liquidity position of any bank could be negatively impacted in the event that a substantial portion of the bank’s depositors withdraw their funds within a short period of time.

Regulation

Peoples is subject to extensive regulation and examination by the Federal Reserve, the Pennsylvania Department of Banking, and the Federal Deposit Insurance Corporation (FDIC).  Peoples’ deposit accounts are insured up to the maximum legal limits by the FDIC.  Peoples is not a member of the Federal Reserve System.

Federal and state banking laws regulate many aspects of Peoples’ business including, but not limited to, capital requirements, amount of reserves for deposits, loans and investments Peoples may make, acceptable collateral that may be taken and consumer protection laws.

Peoples is subject in the course of its activities to a growing number of federal, state and local environmental laws and regulations.  Peoples does not anticipate that compliance with environmental laws and regulations will have any material effect on capital expenditures, earnings or on the competitive position of Peoples.

The Sarbanes-Oxley Act of 2002 was passed to enhance penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures under the federal securities laws.  The Sarbanes-Oxley Act generally applies to all companies, including Peoples, that file or are required to file periodic reports with the Securities and Exchange Commission under the Securities Exchange Act of 1934, or the Exchange Act.  The legislation includes provisions, among other things, governing the services that can be provided by a public company’s independent auditors and the procedures for approving such services, requiring the chief executive officer and chief financial officer to certify certain matters relating to the company’s periodic filings under the Exchange Act, requiring expedited filings of reports by insiders of their securities transactions and containing other provisions relating to insider conflicts of interest, increasing disclosure requirements relating to critical financial accounting policies and their application, increasing penalties for securities law violations, and creating a new public accounting oversight board, a regulatory body subject to SEC jurisdiction with broad powers to set auditing, quality control and ethics standards for accounting firms.  The legislation also requires the national securities exchanges and Nasdaq to adopt rules relating to certain matters, including the independence of members of a company’s audit committee as a condition to listing or continued listing.  Peoples does not believe that the application of these new rules to Peoples as they become effective will have a material effect on its results of operations.

Available Information

The public may read and copy any materials Peoples files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.  Some of Peoples’ information is also available on our website at http://www.peoplesoxford.com.

Item 2 – Properties

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

The Avon Grove Office, a full service branch, is located at 565 East Baltimore Pike in Avondale, Pennsylvania.  The office consists of approximately 3,800 square feet.  Peoples has a long-term lease on the land with rental payments in 2003 totaling $16,900.  The lease term expires in March 2008 and provides for eight renewal options of five years each.

The Longwood Office, a full service branch, is located at 900 East Baltimore Pike in Kennett Square, Pennsylvania.  The office consists of approximately 3,800 square feet.  The rental payments on the long-term land lease totaled $55,500 in 2003.  The lease term expires in 2015 and provides for one five-year renewal option and an additional renewal option of four years and three hundred and sixty-four days.

The Jennersville Office, a full service branch, is located at 103 Jennersville Road in Penn Township, Chester County, Pennsylvania. The office consists of approximately 2,500 square feet. Peoples has a long-term land lease which expires in 2017 and provides for one five year renewal option and an additional renewal option of four years and eleven months.  Rental payments in 2003 totaled $36,200.

The Jenners Pond Office is a full service branch operating with limited hours.  This office is located in and serves Jenners Pond, a retirement community at 2000 Greenbriar Lane, West Grove, Pennsylvania.  The office space is leased though 2004 and consists of 250 square feet.  Rental payments in 2003 totaled $6,200.

The New Garden Office, a full service branch, is located at 920 West Cypress Street, Kennett Square, Pennsylvania.  The office consists of approximately 3,800 square feet.  The rental payment on the long-term land lease totaled $47,500 in 2003.  Peoples has a long-term land lease which expires in 2020 and provides for one five year renewal options and an additional renewal option of four years and eleven months.

The Rising Sun Office, a full service branch opened in December 2001, is located at 5 Maple Heights Lane, Rising Sun, Maryland.  The office consists of approximately 3,800 square feet.  The rental payment on the long-term land lease totaled $18,600 in 2003.  Peoples has a long-term land lease which expires in 2021 and provides for two five year renewal options.

The Georgetown Office, a full service branch opened in November 2002, is located at 1138 Georgetown Road, Christiana, Pennsylvania. Peoples owns the office building, which consists of approximately 1,300 square feet.

Peoples’ Operations Center is located along Route 10 at 125 Peoples Way in Lower Oxford Township, Chester County, Pennsylvania.  Peoples owns the office building, which consists of approximately 23,000 square feet.

Item 3 – Legal Proceedings

There are no pending legal proceedings to which Peoples is party or to which its property is subject, which would in the opinion of management, be material in relation to Peoples’ results of operations or financial condition.

Item 4 – Submission of Matters to a Vote of Security Holders

None

PART II

Item 5 – Market for Peoples Common Stock and Related Stockholder Matters

The authorized capital stock of Peoples consists of 10,000,000 shares of common stock, par value $1.00 per share, of which 2,956,288 shares were outstanding as of January 31, 2004.  There were approximately 722 stockholders of record as of January 31, 2004.  Peoples’ common stock is not listed or traded on a recognized securities exchange.  Peoples’ common stock is traded in the over-the-counter market under the symbol PPFR and trading in Peoples common stock is limited in volume.

The following table sets forth the high and low prices for Peoples common stock for each quarterly period for the last two years. Stock quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	$27.00	$21.15	$22.35	$20.53
Second Quarter	$25.00	$22.60	$22.25	$21.00
Third Quarter	$28.98	$23.85	$23.50	$21.45
Fourth Quarter	$48.25	$27.00	$22.75	$21.50

Holders of shares of common stock are entitled to receive such dividends when, as, and if declared by Peoples’ Board of Directors, out of funds legally available for that purpose.  Declaration of and payment of cash dividends by Peoples depends upon dividend payments by the Bank, which is Peoples primary source of revenue and cash flow.  Peoples is a legal entity separate and distinct from its subsidiaries.  Accordingly, the right of Peoples, and consequently the right of creditors and shareholders of Peoples, to participate in any distribution of the assets or earnings of any subsidiary is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that the claims of Peoples in its capacity as a creditor may be recognized.  Under Pennsylvania banking law, the payment of dividends by the Bank is generally restricted to its accumulated net earnings.

Peoples and the Bank have paid quarterly cash dividends on its common stock since 1988.  The following sets forth the cash dividends declared per share on Peoples common stock during each of the two years ended December 31, 2003.

	Per-Share Dividend
	2003	2002
First Quarter	$0.15	$0.13
Second Quarter	$0.15	$0.13
Third Quarter	$0.17	$0.13
Fourth Quarter	$0.27	$0.20

The dividend for the fourth quarter 2003 included a regular dividend of $.17 and a special dividend of $.10. The dividend for the fourth quarter 2002 included a regular dividend of $.15 and a special dividend of $.05.

Peoples retains American Stock Transfer & Trust Company, 59 Maiden Lane, New York, New York, as its transfer and dividend paying agent.

Item 6 – Selected Financial Data

SUMMARY OF SELECTED FINANCIAL DATA

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands, Except per Share Data)

INCOME STATEMENT DATA:
Net interest income	$16,951	$16,026	$14,363	$13,951	$12,819
Provision for loan losses	600	480	330	465	451
Non-interest income	5,323	4,591	4,107	3,242	2,249
Realized gain on disposal of securities	24	387	—	—	—
Non-interest expense	14,542	13,962	12,434	11,101	8,746
Income before Income Taxes	7,156	6,562	5,706	5,627	5,871
Income tax expense	1,961	1,708	1,470	1,565	1,704
Net Income	$5,195	$4,854	$4,236	$4,062	$4,167

BALANCE SHEET DATA (PERIOD END):
Total assets	$459,223	$409,017	$361,349	$337,643	$292,508
Loans (net)	353,693	297,658	247,990	221,862	204,244
Securities - held-to-maturity	—	—	2,845	2,929	3,330
Securities - available-for-sale	66,274	63,518	66,699	48,746	43,861
Federal funds sold	1,712	8,919	9,429	18,015	1,095
Deposits	368,205	322,136	282,462	267,088	231,229
Long term debt	30,906	29,706	24,349	19,756	16,110
Stockholders’ equity	49,386	46,864	43,642	41,204	38,179

PER SHARE DATA:
Basic earnings	$1.75	$1.63	$1.40	$1.33	$1.39
Diluted earnings	1.75	1.63	1.40	1.33	1.39
Cash dividends declared	0.74	0.59	0.49	0.46	0.42
Book value	16.71	15.81	14.56	13.55	12.74
Weighted average number common shares:
Basic	2,961	2,978	3,022	3,052	2,996
Diluted	2,968	2,978	3,022	3,052	2,996

SELECTED RATIOS:
Return on average assets	1.19%	1.27%	1.23%	1.30%	1.50%
Return on average stockholders’ equity	10.68%	10.70%	9.78%	10.19%	11.17%
Average equity to average assets	11.10%	11.88%	12.61%	12.79%	13.42%
Allowance for loan losses to total loans at end of period	1.39%	1.49%	1.66%	1.74%	1.61%

Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion represents management’s analysis of the financial condition and results of operations of Peoples First, Inc. (“Peoples”) and should be read in conjunction with the accompanying financial statements and other financial data included elsewhere in this report.

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

Critical Accounting Policies

Note 2 to Peoples consolidated financial statements (included in Item 8 of this Form 10-K) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Peoples and its results of operations.

The most significant estimates in the preparation of Peoples’ financial statements are for the allowance for loan losses and the stock option plan.  Please refer to the discussion of the allowance for loan losses under “ Allowance for Loan Losses” in the “ Financial Condition” section below and refer to Notes 2 and 12 to Peoples consolidated financial statements (included in Item 8 of this Form 10-K) for the discussion on the stock option plan.

Overview

In 2003, Peoples recorded net income of $5,195,000, an increase of $341,000 or 7.0% from net income of $4,854,000 in 2002.  Net income was $4,236,000 in 2001.  Improvement in net interest income and increased non-interest income led to overall improved earnings for 2003. Actual net interest income increased $925,000 in 2003 compared to 2002 and increased $1,663,000 in 2002 compared to 2001.  The interest income from increased volume in loans offset the total decline in net interest income from the drop in interest rates and increased volume in liabilities.  Non-interest income increased $369,000 in 2003 compared to 2002 and increased $871,000 in 2002 compared to 2001.  The increase in non-interest income in 2003 compared to 2002 was primarily attributable to increased income from service charges on deposit accounts and mortgage banking activities, along with increased income from fiduciary activities.  Basic and diluted earnings per share were $1.75 in 2003, $1.63 in 2002, and $1.40 in 2001.

Return on average assets was 1.19% for 2003, compared with 1.27% in 2002 and 1.23% in 2001.  Return on average equity for 2003 was 10.68% compared to 10.70% in 2002 and 9.78% in 2001.

During 2003, average interest-earning assets increased by 15.4% or $54,780,000 to $410,115,000 Average interest-bearing liabilities increased $39,635,000 or 15.1%, to $302,048,000 for the year.  For the year 2003, net interest income, on a fully tax-equivalent basis, increased by $870,000 or 5.2%.  The increased volume contributed $2,653,000 to net interest income for 2003, while reduced rates negatively impacted net interest income by $1,783,000.  This is reflected in the net interest margin compressing to 4.29% in 2003 compared to 4.71% in 2002 and 4.71% in 2001.

Non-interest income increased $369,000 or 7.4% in 2003, compared to an increase of $871,000 or 21.2% in 2002.  The increase in 2003 resulted from increased income from service charges collected on deposit accounts by $389,000, other income by $244,000, mortgage banking activities by $186,000, and increased income from fiduciary activities by $123,000.  The year 2003 did not include the write-down of $84,000 on an impaired security which occurred in 2002. These increases were partially offset by lower realized gains on disposal of securities by $363,000 and a decrease of $303,000 in investment management fees received from Wilmerding. The Bank sold its Wilmerding subsidiary to an unaffiliated third party in August 2003 and incurred no material gain or loss on the sale transaction.

Non-interest expenses increased $580,000 or 4.2% for 2003, compared to an increase of $1,528,000 or 12.3% for 2002.  The 2003 increase was largely a result of increased salaries and employee benefits of $388,000 and other operating expenses up $85,000.  The increased salaries and employee benefits consisted of normal merit increases and to a greater extent additions to staff of the Bank.  Other operating expense increases were primarily in director’s fees and on-line banking charges.

The following table sets forth selected quarterly financial data and per share data.

Quarterly Financial Data

	2003				2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In Thousands, Except per Share Data)

Interest income	$5,614	$5,660	$5,801	$5,824	$5,537	$5,708	$5,822	$5,846
Interest expense	(1,577)	(1,546)	(1,449)	(1,376)	(1,694)	(1,661)	(1,766)	(1,766)
Net interest income	4,037	4,114	4,352	4,448	3,843	4,047	4,056	4,080
Provision for loan losses	(150)	(150)	(150)	(150)	(90)	(90)	(150)	(150)
Non-interest income	1,322	1,389	1,462	1,150	1,080	1,023	1,073	1,415
Realized gain on securities	—	9	12	3	—	—	387	—
Non-interest expense	(3,513)	(3,638)	(3,594)	(3,797)	(3,350)	(3,376)	(3,532)	(3,704)
Income before income taxes	1,696	1,724	2,082	1,654	1,483	1,604	1,834	1,641
Income tax expense	(463)	(471)	(584)	(443)	(369)	(410)	(492)	(437)
Net Income	$1,233	$1,253	$1,498	$1,211	$1,114	$1,194	$1,342	$1,204
PER SHARE DATA:
Basic earnings	$0.42	$0.42	$0.51	$0.41	$0.37	$0.40	$0.45	$0.41
Diluted earnings	$0.42	$0.42	$0.51	$0.41	$0.37	$0.40	$0.45	$0.41
Dividends declared	$0.15	$0.15	$0.17	$0.27	$0.13	$0.13	$0.13	$0.20

Results of Operations

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income earned on investments and loans, and interest expense incurred on deposits and other liabilities.  For analysis purposes, net interest income is evaluated on a fully tax equivalent (FTE) basis to facilitate comparison with interest earned which is subject to federal taxation at the statutory tax rate of 34%.  The factors that affect net interest income include changes in interest rates and changes in interest-earning assets and interest-bearing liabilities.  Net interest income on an FTE basis increased by $870,000 or 5.2% to $17,598,000 in 2003 from $16,728,000 in 2002.  Comparatively, net interest income (FTE basis) increased by $1,717,000 or 11.4% to $16,728,000 in 2002 from $15,011,000 in 2001.

The following table includes average balances, rates and interest income and expense adjusted to an FTE basis, the interest rate spread and the net interest margin.  Following that is the rate and volume analysis table that shows changes in net interest income attributed to changes in rates and changes in average balances of interest-earning assets and interest-bearing liabilities.

AVERAGE BALANCES, RATES AND INTEREST INCOME AND EXPENSE

	2003			2002			2001
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in Thousands)

ASSETS
Interest-Earning Assets:
Securities:
Taxable	$51,540	$2,105	4.08%	$53,053	$2,595	4.89%	$42,164	$2,428	5.76%
Tax-exempt	13,852	945	6.82%	15,312	1,061	6.93%	13,589	1,081	7.95%
Total securities	65,392	3,050	4.66%	68,365	3,656	5.35%	55,753	3,509	6.29%
Interest-bearing due from banks	1,333	16	1.20%	1,237	28	2.26%	7,991	358	4.48%
Federal funds sold	14,362	154	1.07%	10,340	163	1.58%	18,201	688	3.78%
Loans:
Taxable	314,647	19,323	6.14%	262,621	18,712	7.13%	226,834	18,608	8.20%
Tax-exempt	12,214	956	7.83%	11,326	1,005	8.87%	8,552	826	9.66%
Total loans	326,861	20,279	6.20%	273,947	19,717	7.20%	235,386	19,434	8.26%
Investment in FHLB stock	2,167	47	2.17%	1,446	51	3.53%	1,367	89	6.51%
Total interest-earning assets	410,115	23,546	5.74%	355,335	23,615	6.65%	318,698	24,078	7.56%
Non-interest-earning assets	28,114			26,484			24,833
Total Assets	$438,229			$381,819			$343,531

LIABILITIES AND STOCKHOLDERS’ EQUITY
Interest-Bearing Liabilities:
Savings and transaction accounts	$168,560	$1,300	0.77%	$137,502	$1,760	1.28%	$117,493	$2,660	2.26%
Time deposits	94,142	2,887	3.07%	90,572	3,411	3.77%	91,441	4,981	5.45%
Total interest-bearing deposits	262,702	4,187	1.59%	228,074	5,171	2.27%	208,934	7,641	3.66%
Federal funds purchased	67	1	1.49%	—	—		—	—
Securities sold under agreements to repurchase	8,312	44	0.53%	6,436	60	0.93%	7,803	189	2.42%
Long-term debt	30,967	1,716	5.54%	27,903	1,656	5.93%	20,339	1,237	6.08%
Total interest-bearing liabilities	302,048	5,948	1.97%	262,413	6,887	2.62%	237,076	9,067	3.82%
Demand deposits, non-interest bearing	85,475			71,901			61,073
Other liabilities	2,071			2,140			2,047
Stockholders’ equity	48,635			45,365			43,335
Total Liabilities and Stockholders’ Equity	$438,229			$381,819			$343,531
Net interest income		$17,598			$16,728			$15,011
Interest rate spread			3.77%			4.03%			3.74%
Net interest margin			4.29%			4.71%			4.71%

Yields on tax-exempt assets have been computed on a fully tax equivalent basis assuming a tax rate of 34%.

For yield calculation purposes, non-accruing loans are included in the average loan balances.

Interest income on loans includes amortized fees and costs on loans totaling $357,000 for 2003, $216,000 for 2002, and $134,000 for 2001.

Rate/Volume Analysis

	2003 versus 2002			2002 versus 2001
	Change Due To			Change Due To
	Rate	Volume	Total	Rate	Volume	Total
	(In Thousands)

Interest-Earning Assets:
Securities:
Taxable	$(428)	$(62)	$(490)	$(366)	$533	$167
Tax-exempt	(17)	(99)	(116)	(139)	119	(20)
Interest-bearing due from banks	(13)	1	(12)	(177)	(153)	(330)
Federal funds sold	(52)	43	(9)	(401)	(124)	(525)
Loans	(2,721)	3,283	562	(2,492)	2,775	283
Investment in FHLB stock	(20)	16	(4)	(41)	3	(38)
Total	(3,251)	3,182	(69)	(3,616)	3,153	(463)
Interest-Bearing Liabilities:
Savings and transaction accounts	(700)	240	(460)	(1,156)	256	(900)
Time deposits	(633)	109	(524)	(1,537)	(33)	(1,570)
Federal funds purchased	—	1	1	—	—	—
Securities sold under agreements to repurchase	(26)	10	(16)	(116)	(13)	(129)
Long-term debt	(109)	169	60	(30)	449	419
Total	(1,468)	529	(939)	(2,839)	659	(2,180)
Net Interest Income	$(1,783)	$2,653	$870	$(777)	$2,494	$1,717

Interest income is presented on a fully tax equivalent basis, assuming a tax rate of 34%.

The net change attributable to the combination of rate and volume has been allocated to change due to volume.

The 525 basis point reduction in the Federal Reserve Bank’s federal funds rate and the discount rate that occurred during 2001 and 2002 along with another 25 basis point decrease in 2003 resulted in overall lower rates during 2003 compared to 2002.  Interest earning assets had an average yield of 5.74% during 2003 compared to a yield of 6.65% for 2002, a decrease of 91 basis points.  Likewise, interest bearing liabilities had an average rate of 1.97% during 2003 compared to 2.62% for 2002 however, this only reflects a decrease of 65 basis points in comparison to the 91 basis point decrease on interest earning assets.

Tax equivalent interest income decreased by $69,000 between 2003 and 2002.  Lower rates decreased interest income by $3,251,000.  Most of this decrease was offset by the growth in asset volume contributing an additional $3,182,000 to interest income.  The growth in average loans of $52,914,000 positively impacted interest income by $3,283,000; however, a decline of 100 basis points in the yield on loans lowered interest income by $2,721,000. The growth in loans is the result of a continued emphasis on developing new lending business. Total average securities decreased by $2,973,000 along with a corresponding yield decrease of 69 basis points. The reduced volume of securities decreased interest income by $161,000 and the decline in rates reduced the income by $445,000.   Average Federal funds sold increased by $4,022,000, increasing income by $43,000, in contrast with a decrease in yield of 51 basis points, which resulted in a reduction in interest income of $52,000.  Interest-bearing due from bank balances and investment in FHLB stock both reflected some decreases to interest income as a result of lower rates.

Total interest-bearing liabilities grew by $39,635,000 between 2003 and 2002, increasing interest expense by $529,000 for 2003, more than offset by a lower annualized rate on total interest-bearing liabilities by 65 basis points which decreased interest expense by $1,468,000.  Deposit balances grew, as Peoples continues to expand within its market area, with deposit growth contributing $349,000 in interest expense. Overall, the lower rates paid on deposits in 2003 reduced interest expense by $1,333,000.   Peoples took advantage of the lower rates this year and locked into some additional long-term borrowings from the Federal Home Loan Bank.  Long-term debt averaged $30,967,000 for the year, up $3,064,000 over the average for 2002.  As a result, long-term borrowings added a net increase of $60,000 to interest expense.

The 475 basis point reduction in the Federal Reserve Bank’s federal funds rate and the discount rate during 2001 and the 50 basis point reduction in 2002 resulted in overall lower rates during 2002 compared to 2001.  The reduction in rates resulted in an overall decline in net interest income due to rate changes totaling $777,000.  The reduction in rates on interest-earning assets resulted in a decline of interest income of $3,616,000.  The decreased income was partially offset with a reduction in interest expense on interest-bearing liabilities totaling $2,839,000.

Tax equivalent interest income decreased by $463,000 between 2002 and 2001.  Lower rates decreased interest income by $3,616,000.  Most of this decrease was offset by the growth in asset volume contributing an additional $3,153,000 to interest income.  The growth in average loans of $38,561,000 positively impacted interest income by $2,775,000; however, a decline of 106 basis points in the yield on loans lowered interest income by $2,492,000. The growth in loans is the result of a continued emphasis on developing new lending business. Total average securities grew by $12,612,000 but the corresponding yield decreased 94 basis points. The growth in securities increased interest income by $652,000, but the decline in rates reduced the return by $505,000.   Average Federal funds sold decreased by $7,861,000, decreasing income by $124,000, in conjunction with a decrease in yield of 220 basis points, which resulted in a reduction in interest income of $401,000.  Interest-bearing due from bank balances decreased by $6,754,000, decreasing income by $153,000, accompanied by a 222 basis point decline in rate, amounting to a decrease in income of $177,000.

Total interest-bearing liabilities grew by $25,337,000 between 2002 and 2001, increasing interest expense by $659,000 for 2002, more than offset by a lower annualized rate on total interest-bearing liabilities by 120 basis points which decreased interest expense by $2,839,000.  Deposit balances grew, as Peoples continues to expand within its market area, with growth contributing $223,000 in interest expense. Overall, the lower rates paid on deposits in 2002 reduced interest expense by $2,693,000.   Peoples took advantage of the lower rates during 2003 and locked into some additional long-term borrowings from the Federal Home Loan Bank.  Long-term debt averaged $27,903,000 for the year, up $7,564,000 over the average for 2001.  In addition, Peoples prepaid $1,000,000 in long-term debt absorbing a penalty of $65,000 in 2002 in order to reduce future years’ interest expense. As a result, the growth in long-term borrowings at an overall lower rate added $449,000 to interest expense.

The net interest margin is the ratio of net interest income to interest-earning assets, reflecting a net yield on earning assets.   Peoples’ net interest margin, on a tax equivalent basis, for the years 2003, 2002 and 2001 was 4.29%, 4.71% and 4.71%, respectively. The continued low rate environment along with the continued competition in product pricing has resulted in the compression of the net interest margin. During 2003, Peoples had 39.3% of its deposits in NOW and savings accounts, which it considers core deposits and which normally, carry lower rates relative to other types of deposits.  Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall.  The inability to decrease the deposit rates consistent with another Federal Reserve rate reduction while rates on loans continue to decline, results in a compression in the net interest margin. The monetary impact can also be seen in the rate change analysis: the interest income decrease attributed to rate was $3,251,000 compared to a decrease in interest expense of $1,468,000, along with the yield earned on interest bearing assets decreasing 91 basis points during the year and the rate paid on interest bearing liabilities only decreasing 65 basis points. The compression in the net interest margin in 2002, compared to 2001, resulted from the overall decline in rates during the year and the continued competition in product pricing.

Provision for Loan Losses

The provision for loan losses and allowance for loan losses are based on management’s ongoing assessment of Peoples’ credit exposure and consideration of other relevant factors.  The allowance for loan losses is a valuation reserve, which is available to absorb future loan charge-offs.  The provision for loan losses is the amount charged to earnings on an annual basis.

Peoples recorded a $600,000 provision for loan losses in 2003, as compared to a provision of $480,000 and $330,000 in 2002 and 2001, respectively. Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under “Allowance for Loan Losses.”

Non-Interest Income

With the continued compression of the net interest margin, Peoples has been focusing on methods to increase non-interest income.  Non-interest income of $5,347,000 for 2003 increased $369,000 or 7.4% for the year 2003 compared to 2002.  Non-interest income was $4,978,000 in 2002 compared to $4,107,000 in 2001.

Service charges on deposit accounts continued to grow with income of $1,839,000, $1,500,000 and $1,338,000 for the years 2003, 2002 and 2001, respectively.  The increase in service charges on deposit accounts reflects primarily increased fees collected on checks presented against non-sufficient funds and increased income from service charges on business and personal accounts.  The overall trend is consistent with the growth noted in deposit account balances and especially growth in demand deposits, NOW and Super NOW accounts, which has the greatest effect on Peoples’ service charge income.

People’s Trust Department continues to grow in size, with 2003 year-end fair value of assets under management totaling $147,107,000, compared to $114,427,000 in 2002 and $99,238,000 in 2001.  Likewise, revenue generated by the Trust Department also continues to grow with income for the years 2003, 2002 and 2001 of $705,000, $582,000 and $539,000, respectively.

The Bank completed the stock sale of its investment advisor subsidiary, Wilmerding & Associates, Inc., to an unaffiliated third party in August 2003.  Wilmerding was not achieving the level of profitability desired by the Bank nor was it a significant contributor to Peoples’ total revenues.  Peoples incurred no material gain or loss on the sale transaction. Investment management fees attributed to Wilmerding totaled $379,000 for 2003, $682,000 for 2002 and $749,000 for the year 2001.

Income from mortgage banking activities totaled $1,058,000 in 2003, which was an increase of 21.3% or $186,000 compared to 2002.  In addition to originating and retaining mortgages in its portfolio, Peoples derives income from the sale of individual loans in the secondary market.   The favorable rate environment for mortgage banking activities during the first half of 2003, and all of 2002 and 2001 led to increased demand for both purchase-money and refinancing mortgage loans.  Starting late in the third quarter of 2003, mortgage rates increased over where they had been, resulting in a slowdown in Peoples’ refinancing activity and a reduction in the volume of mortgages that were sold.  The growth in the first three quarters, combined with Peoples’ efforts to expand the mortgage business by working more closely with the realtors in its market area, led to the increased income from mortgage banking activities. Overall, Peoples reflected an approximate 40.4% increase in the number of mortgages sold.  In comparison, income from mortgage banking activities for the year 2002 totaled $872,000 and $476,000 for 2001.

Peoples generally holds the securities in its securities portfolio until maturity, which normally results in nominal securities gains and losses. In 2002, Peoples recorded an $84,000 reserve against an impaired security.  This bond is a municipal bond under a Housing and Urban Development Program.  During 2003, a portion of the impaired securities were called resulting in a realized gain on securities totaling $24,000. The balance of the bond, net of the reserve, is $340,000.  Management continues to closely monitor this security.  During 2002, Peoples realized a gain on the redemption of a security in the amount of $387,000 that had been written down in 2000.

Check-card commission, which is the interchange commissions on debit cards, totaled $315,000 for 2003, compared to $256,000 and $217,000 in 2002 and 2001, respectively.  The interchange reimbursement fee that Peoples receives for debit based transactions was lowered in August 2003 however, the increased debit card usage by our customers to pay for goods and services still resulted in increased income for 2003 compared to 2002 and 2001.

Other income increased by $244,000 to $1,027,000 for 2003, compared to $783,000 and $788,000 in 2002 and 2001, respectively.  This increase was a result of increased income from investment sales through INVEST, a third party which Peoples uses to sell investment products; not incurring a loss in 2003 on the sale of a fixed asset; earnings from bank owned life insurance; and earnings and management fees from Peoples First Land Transfer, LLC and Peoples First Mortgage Company, LLC.  Peoples First Land Transfer, a 79.0% owned subsidiary of the Bank, started operation in January 2002 and derives its income from the sale of title insurance.  This subsidiary is not a significant contributor to Peoples’ total revenues, adding a total of $38,000 to non-interest income in 2003. Peoples First Mortgage, a 50.0% owned subsidiary of the Bank, started operation in May 2003 and derives its income from the sale of mortgages.  This subsidiary is not a significant contributor to Peoples’ total revenues, adding a total of $44,000 in earnings and management fees to non-interest income in 2003.

Non-Interest Expense

Non-interest expense increased $580,000 or 4.2% in 2003 to $14,542,000, up from $13,962,000 in 2002 and $12,434,000 in 2001.  The increase for 2003 was primarily from increased salaries and employee benefits, along with smaller increases in occupancy, furniture and equipment, professional fees, computer and software, debit card, marketing, other operating expenses and taxes other than income, partially offset by a decreases in communication and supplies.

Salaries and employee benefits increased $388,000 or 4.5% in 2003 totaling $9,039,000, up from $8,651,000 in 2002.  Salaries and employee benefits increased $1,126,000 or 15.0% in 2002 compared to 2001.  The increases were primarily Bank related payroll expense incurred through normal merit increases, increased incentive compensation and to a greater extent, additions to staff, along with increased expenses associated with deferred compensation agreements.  The increases were partially offset, due to the sale of Wilmerding and the resulting discontinuation of their expenses as of August 2003.  The number of full time equivalent employees rose from 151 in 2001 to 169 in 2002 and to 172 in 2003.

Occupancy expense increased by $15,000 or 1.5% to $1,015,000 in 2003, up from $1,000,000 in 2002 and $878,000 in 2001.  These expenses were attributed to incurring a full year of operating expenses for the Georgetown office and maintenance of the properties, including snow removal last winter.  While new facilities may contribute to higher occupancy expenses, it is anticipated these facilities will generate additional income through the expansion of services to our customers, community and new business development.

Furniture and equipment expense reflected an increase of $27,000 or 3.7% in 2003, to $752,000 compared to $725,000 in 2002 and $615,000 in 2001.  Increased depreciation expense was the primary contributor to the increase, which included additional depreciation for the new mainframe computer put into operation in September 2003.  Furniture and equipment expense is anticipated to increase in 2004, as a result of Peoples’ desire to keep current with technological advances.

Communication and supplies reflects a decrease of $33,000 or 4.9% to $646,000 in 2003 from $679,000 in 2002 and $689,000 in 2001.  This decrease in expense results from decreased postage expense partially offset with higher communications expense from business growth.

Taxes, other than income, totaled $405,000 in 2003, $393,000 in 2002 and $371,000 in 2001.  These taxes are primarily the Pennsylvania Bank Shares Tax, which represents .80%, .86% and ..84% of average stockholders’ equity, respectively.

Professional fees increased by $31,000 to $270,000 in 2003 compared to $239,000 in 2002 and $343,000 in 2001. The professional fees for 2003, 2002 and 2001 are attributed to business growth with varying complexities requiring outside accounting, consulting and legal expertise.   Also, contributing to increased accounting fees in 2003 were the additional requirements related to the Sarbanes-Oxley Act.

Computer software expenses increased by $21,000 to $413,000 in 2003 compared to $392,000 in 2002 and $386,000 in 2001. The increased computer and software expenses are attributed to software maintenance contracts.  Computer software expenses are expected to increase in 2004 as a result of increased software amortization primarily from the mainframe operating system which became operational in the second half of 2003 and check imaging which will be fully implemented first quarter of 2004.

Debit card expenses increased by 7.5 % to $344,000 in 2003, after increasing to $320,000 in 2003 from $296,000 in 2001.  The increase in expense is the result of increased customer usage of their debit cards for the purchase of goods and services.

Marketing expenses increased by $10,000 to $369,000 in 2003, compared to $359,000 in 2002 and $292,000 in 2001. The increases are a result of Peoples expanded marketing efforts to place more emphasis on promoting our services and targeting our customer base.

Other operating expense increased by 7.1% to $1,289,000 in 2003, after increasing to $1,204,000 in 2002 from $1,039,000 in 2001. The increase in 2003 was the result of various category increases and decreases, the largest increases of which were $48,000 in on-line banking costs and $34,000 in directors’ fees.  Likewise, the increase in 2002, was the result of various category increases and decreases, the largest of which were a $75,000 increase in loan origination related expenses consistent with increased loan volume, a $35,000 increase in education (including tuition reimbursement) and training of staff and a $35,000 increase in fees paid by Peoples on deposit accounts with other banks. The increases in operating expenses are a result of business growth.

Income Taxes

Total income tax expense was $1,961,000 for 2003 compared to $1,708,000 for 2002 and $1,470,000 in 2001.  Income taxes for 2003 include $29,000 in Maryland State income taxes compared to $18,000 in 2002 and $4,000 in 2001, when Peoples’ first branch office opened in Maryland.

Federal income taxes as a percentage of income before income taxes was 27.0%, 25.8% and 25.8% for the years ended 2003, 2002 and 2001, respectively.   Peoples’ lower effective federal tax rate, compared to the statutory rate of 34%, is a result of several tax-free investments.  Tax credits are realized on an investment in a community development project, along with an additional percentage of income derived from tax-exempt investments and loans, and tax-exempt income earned on life insurance contracts.  Decreased tax-equivalent net interest income as a per cent of total income for 2003 resulted in the increase in the effective tax rate for 2003 compared to previous years.

Refer to Note 9 to the financial statements for further analysis of income taxes.

Return on Average Equity and Average Assets

Return on average equity (ROE) and return on average assets (ROA) are commonly used measures of bank profitability.  ROE is a measure of return on the capital invested by stockholders, while ROA measures the overall return that a bank achieves on its asset base.

Return on average equity is calculated by dividing net income by average stockholders’ equity. Peoples’ ROE was 10.68% for 2003, 10.70% in 2002, and 9.78% in 2001.  Return on average assets is derived by dividing net income by average assets. Peoples’ ROA for the years ended 2003, 2002 and 2001 was 1.19%, 1.27% and 1.23%, respectively.

Financial Condition

Securities

The securities portfolio is a component of interest-earning assets and is second in size only to the loan portfolio.  Investment securities not only provide interest income, they provide a source of liquidity, diversify the earning asset portfolio and provide collateral for public funds and securities sold under agreements to repurchase.

Peoples’ securities are classified as either held-to-maturity or available-for-sale.  Securities in the held-to-maturity category are accounted for at amortized cost.  Available-for-sale securities are accounted for at fair value with unrealized gains and losses, net of taxes, reported as a separate component of comprehensive income.  In addition, there have been no transfers of securities from available-for-sale to held-to-maturity, nor were there any securities sold.

While Peoples generally intends to hold its investment portfolio until maturity, Peoples classifies new purchases as available-for-sale.  The held-to-maturity securities on the books at the end of 2001 were redeemed during 2002, leaving the entire investment portfolio classified as available-for-sale. The fair value of these securities decreased due primarily to the turnover of securities in 2003.  This resulted in net unrealized gains at year-end 2003 of $1,860,000, a decrease of $398,000 since year-end 2002, which is reflected as accumulated other comprehensive income of $1,227,000 in stockholders’ equity, net of deferred income taxes. The accumulated other comprehensive income at December 31, 2002 totaled $1,490,000, net of deferred taxes.

During 2002, Peoples recorded a write-down of $84,000 on an impaired security.  This bond is a municipal bond under a Housing and Urban Development Program.  During 2003, a portion of this bond was called leaving a balance, net of the $60,000 reserve, of $340,000.  Management continues to closely monitor this security.

The following tables set forth the composition of the securities portfolio and the securities maturity schedule, including weighted average yield, as of the dates indicated.

Securities

	December 31,
	2003	2002	2001
	(In Thousands)

Held-to-Maturity Securities at Amortized Cost
State and political subdivisions	$—	$—	$2,845
Total Held-to-Maturity	—	—	2,845

Available-for-Sale Securities at Fair Value
U.S. Treasury securities	22,928	16,922	21,482
U.S. Government agencies	21,460	26,283	28,221
State and political subdivisions	13,165	15,713	12,668
Corporate securities	8,721	4,600	4,328
Total Available-for-Sale	66,274	63,518	66,699
Total Securities	$66,274	$63,518	$69,544

Securities Maturity Schedule

	December 31, 2003
	Less Than 1 Year		1-5 Years		5-10 Years		Over 10 years or no Maturity		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in Thousands)

U.S. Treasury securities	$5,553	3.68%	$17,375	2.11%	$—	—%	$—	—%	$22,928	2.49%
U.S. Government agencies	1,025	4.05%	17,375	3.65%	3,060	4.42%	—	—%	21,460	3.78%
State and political subdivisions	680	4.87%	7,154	5.47%	2,017	6.02%	3,314	9.17%	13,165	6.45%
Corporate securities	4,020	4.14%	2,600	5.12%	2,101	6.85%	—	—%	8,721	5.08%
Total	$11,278	3.95%	$44,504	3.43%	$7,178	5.58%	$3,314	9.17%	$66,274	4.03%

Available-For-Sale securities are accounted for at fair value.

Weighted average yields are calculated on a fully tax equivalent basis assuming a tax rate of 34%.

At year-end 2003, securities totaled $66,274,000, including $1,860,000 in net unrealized gains.  Comparatively, securities totaled $63,518,000 at year-end 2002, including $2,258,000 in net unrealized gains, and $69,544,000, including $997,000 in net unrealized gains, at year-end 2001.  At year-end 2003, 34.6% of the portfolio is held in direct obligations of the U.S. Treasury, most of which have relatively short maturities of less than five years. Of the total securities portfolio, 84.2% matures in less than five years, with 17.0% maturing in less than one year and 67.2% maturing in the one to five year category.  The securities portfolio is structured to provide a dependable flow of earnings, while providing a consistent source of liquidity.  The securities portfolio does not include the securities of any single issuer, other than securities of the U.S. Treasury and Agencies, the value of which, based on aggregate book value or fair value, exceeds 10% of stockholders’ equity.

Loans

The loan portfolio comprises the major portion of Peoples’ earning assets as of December 31, 2003.  Loans, net of unearned income, at year-end 2003 were $358,665,000, an increase of $56,504,000 or 18.7% from year-end 2002.  The increase in loans outstanding was centered in real estate mortgages, which grew by $22,751,000 or 10.4% and includes residential, commercial and agricultural mortgage loans; real estate construction which grew $29,079,000 or 128.2%; along with an increase of $6,936,000 or 14.9% in commercial, financial and agricultural loans. Non-real estate secured installment loans decreased by $2,247,000 or 15.0%.

The following tables set forth information on the composition of Peoples’ total loans, and contractual maturities for commercial and construction loans as of the dates indicated.

Loans Outstanding

	December 31,
	2003	2002	2001	2000	1999
	(In Thousands)

Commercial, financial and agricultural	$53,413	$46,477	$43,149	$32,239	$26,847
Real estate - construction	51,763	22,684	8,513	10,667	10,675
Real estate - mortgage	241,401	218,650	191,544	173,124	159,721
Installment loans to individuals	12,722	14,969	9,645	10,378	11,000
Total	359,299	302,780	252,851	226,408	208,243
Less: unearned income	(634)	(619)	(679)	(624)	(656)
Less: allowance for loan losses	(4,972)	(4,503)	(4,182)	(3,922)	(3,343)
Net Loans	$353,693	$297,658	$247,990	$221,862	$204,244

Loan Maturities

Commercial and Construction Loans

	December 31, 2003
	1 Year or Less	1-5 Years	Over 5 Years	Total
	(In Thousands)

Commercial, financial and agricultural	$19,107	$20,760	$13,546	$53,413
Real estate - construction	19,185	27,796	4,782	51,763
Total	$38,292	$48,556	$18,328	$105,176
Loans with a fixed interest rate		$19,168	$9,553
Loans with variable interest rate		29,388	8,775
Total		$48,556	$18,328

Scheduled principal repayments prior to the loan’s maturity date are not reflected because such information is not readily available.

The composition of the loan portfolio, at year-end 2003, was approximately 14.9% commercial, financial, agricultural and industrial loans, 14.4% real estate construction loans, 67.2% real estate mortgage loans, which include commercial, agricultural and residential loans secured by real estate and 3.5% installment loans.

Peoples loan portfolio is well diversified, with the largest concentration of loans in three categories: agricultural loans for mushroom production, real estate secured loans to lessors of nonresidential properties and construction loans to residential builders.  Agricultural loans for mushroom production totaled $28,177,000 and comprise 7.9% of total loans outstanding.  Real estate secured loans to lessors of commercial properties (stores, offices and convenience centers, etc.) totaled $27,408,000 or 7.6% of total loans outstanding.  In addition, construction loans to residential builders totaled $23,900,000 which represents 6.7% of total loans outstanding.

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

The following table sets forth Peoples’ non-performing assets as of the dates indicated.

Non-Performing Assets

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Non-accrual loans	$2,664	$3,463	$3,658	$453	$1,047
Accruing loans 90 days past due	156	47	190	187	497
Total Non-Performing Loans	2,820	3,510	3,848	640	1,544
Foreclosed real estate	97	—	40	—	296
Total Non-Performing Assets	$2,917	$3,510	$3,888	$640	$1,840

Ratios:
Non-performing loans to total loans	0.79%	1.16%	1.53%	0.28%	0.74%
Non-performing assets to total loans and foreclosed real estate	0.81%	1.16%	1.54%	0.28%	0.89%
Allowance for loan losses to non-performing loans	176.31%	128.29%	108.68%	612.81%	216.52%
Non-accrual Loans:
Interest income that would have been recorded under original terms	$173	$271	$304	$52	$134
Interest income recorded during the year	$18	$58	$110	$25	$13

There were no troubled debt restructurings for any of the periods presented  above.

Total non-performing assets at year-end 2003 were $2,917,000, a decrease of $593,000 or 16.9% since the beginning of the year.  Non-performing assets decreased $378,000 or 9.7% from year-end 2001 to 2002.  Total non-performing loans to total loans at year-ends 2003, 2002 and 2001 were .79%, 1.16% and 1.53%, respectively.  The increase in non-performing loans during 2001 was primarily concentrated in one commercial mortgage, which remained in non-performing loans during 2002 and 2003.

Total loans past due 90 days or more at year-end 2003 were $156,000, a increase of $109,000 since the beginning of the year.  Comparatively, accruing loans 90 days past due decreased $143,000 from year-end 2001 to 2002.

The foreclosed real estate of $97,000 that Peoples held at year-end 2003 consists of one commercial property.  Peoples had no foreclosed real estate at year-end 2002.

Allowance for Loan Losses

The allowance for loan losses is a reserve established through charges to earnings in the form of a provision for loan losses.  The allowance is maintained to absorb losses, which are inherent in a loan portfolio.  Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrowers’ financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral.  In addition, various regulatory agencies, as part of their examination, review the adequacy of the allowance and from time to time Peoples may employ a third party to review the adequacy of the reserve. Such agencies may recommend that Peoples change the level of the reserve based on their judgments of information available to them at the time of examination.

The following tables set forth information on the analysis for loan losses and the allocation of the allowance for loan losses as of the dates indicated.

Analysis of Allowance for Loan Losses

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in Thousands)

Beginning Balance	$4,503	$4,182	$3,922	$3,343	$2,965
Provision for Loan Losses	600	480	330	465	451
Loans charged-off:
Commercial, financial and agricultural	(49)	(29)	(26)	(7)	(17)
Real estate - construction	—	—	—	—	—
Real estate - mortgage	(81)	(95)	(15)	(35)	(35)
Installment	(50)	(59)	(70)	(21)	(83)
Total Charged-off	(180)	(183)	(111)	(63)	(135)
Recoveries:
Commercial, financial and agricultural	6	13	21	—	48
Real estate - construction	—	—	—	—	—
Real estate - mortgage	25	—	11	169	—
Installment	18	11	9	8	14
Total Recoveries	49	24	41	177	62
Net (Charge-offs) Recoveries	(131)	(159)	(70)	114	(73)
Ending Balance	$4,972	$4,503	$4,182	$3,922	$3,343

Ratios:
Net (charge-offs) recoveries to average loans	(0.04)%	(0.06)%	(0.03)%	0.05%	(0.04)%
Net (charge-offs) recoveries to the provision for loan losses	(21.83)%	(33.13)%	(21.21)%	24.52%	(16.19)%
Allowance for loan losses to total loans	1.39%	1.49%	1.66%	1.74%	1.61%

Allocation of the Allowance for Loan Losses

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans	Amount	Percent of Loan Type to Total Loans
	(In Thousands)

Commercial, financial and agricultural	$557	14.87%	$870	15.35%	$793	17.06%	$807	14.24%	$695	12.89%
Real estate - construction	474	14.41%	179	7.49%	40	3.37%	55	4.71%	198	5.13%
Real estate - mortgage	3,122	67.19%	2,787	72.22%	2,470	75.76%	1,893	76.47%	1,378	76.70%
Installment	136	3.53%	465	4.94%	366	3.81%	352	4.58%	304	5.28%
Unallocated	683	N/A	202	N/A	513	N/A	815	N/A	768	N/A
Total	$4,972	100.00%	$4,503	100.00%	$4,182	100.00%	$3,922	100.00%	$3,343	100.00%

At December 31, 2003, the allowance for loan losses to total loans was 1.39% and was 1.49% and 1.66% at year-ends 2002 and 2001, respectively. See the “Provision for Loan Losses” for information on the additions to the allowance. Net charge-offs, which also affect the allowance, totaled $131,000 $159,000 and $70,000 for 2003, 2002 and 2001, respectively.  The percent of net charge-offs to average loans was .04%, .06% and .03% in 2003, 2002 and 2001, respectively.

The unallocated portion of the allowance is intended to provide for possible losses that are not otherwise accounted for and to compensate for the imprecise nature of estimating future loan losses.  The unallocated portion of the allowance increased $481,000 from year-end 2002 to year-end 2003.    Management believes the allowance is adequate to cover the inherent risks associated with Peoples loan portfolio.  While allocations have been established for particular loan categories, management considers the entire allowance to be available to absorb losses in any category.

Deposits

Management believes that the development and retention of deposits is the basis of sound growth and profitability.  These deposits provide the primary source of funding for loans and securities. As of December 31, 2003, deposits totaled $368,205,000 up $46,069,000 or 14.3% from year-end 2002.  Comparatively, total deposits grew $39,674,000 or 14.1% between year-end 2002 and 2001.

Contributing to the growth in deposits was Peoples’ continued expansion and business development within its market area, along with the consumer’s lingering uncertainties in the stock market making short-term deposit accounts an attractive, safe alternative for investors.  The 2003 growth was reflected in all categories except time deposits, with increases of $14,883,000 in demand deposits, $16,471,000 in NOW and Super NOW accounts, $2,428,000 in money market deposits, $18,113,000 in savings, and a decrease of $5,826,000 in time deposits. In comparison, during 2002 growth was reflected in all categories, with increases of $11,290,000 in demand deposits, $10,482,000 in money market deposits, $9,090,000 in savings, $3,609,000 in NOW and Super NOW accounts and $5,203,000 in time deposits.

The following tables set forth information on the composition of Peoples’ deposits and time deposits of $100,000 or more as of the dates indicated.

Average Deposits by Major Classification

	Year Ended December 31,
	2003		2002		2001
	Average Balance	Rate	Average Balance	Rate	Average Balance	Rate
	(Dollars in Thousands)

Non-interest-bearing demand deposits	$85,475	N/A	$71,901	N/A	$61,073	N/A

Interest-bearing deposits:
NOW and Super NOW	64,883	0.69%	58,561	1.15%	53,427	2.37%
Money market	39,279	1.03%	31,939	1.78%	24,311	3.08%
Savings	64,398	0.70%	47,002	1.10%	39,755	1.63%
Time	94,142	3.07%	90,572	3.77%	91,441	5.45%
Total	$348,177		$299,975		$270,007

Time Deposits of $100,000 or More

Maturity Schedule

	December 31,
	2003			2002
	Time Certificates	Other Time	Total	Time Certificates	Other Time	Total
	(In Thousands)

Three months or less	$3,692	$—	$3,692	$4,525	$110	$4,635
Over three through six months	3,986	—	3,986	4,521	—	4,521
Over six through twelve months	4,471	326	4,797	7,068	111	7,179
Over twelve months	6,620	2,107	8,727	6,280	1,830	8,110
Total	$18,769	$2,433	$21,202	$22,394	$2,051	$24,445

Large dollar certificates of $100,000 or more are generally considered more volatile than other deposits.  Peoples’ large dollar certificates and individual retirement accounts (IRAs) totaled $21,202,000 at year-end 2003, reflecting a decrease of $3,243,000, after increasing $2,024,000 in 2002 to $24,445,000 from $22,421,000 at year-end 2001.  The low rate environment and continued competition for accounts contributed to the decrease in certificates.

Borrowings

Long-term borrowings from the Federal Home Loan Bank totaled $30,906,000, at year-end 2003. Peoples borrowed $7,000,000 in 2002 and borrowed an additional $2,000,000 in 2003.  The increases in 2002 and 2003 resulted from favorable long-term rates and matching some long-term debt to similar maturity mortgages to be held in Peoples’ loan portfolio. Peoples will continue to target deposits as its primary funding source, since deposits are generally less costly and provide an opportunity to expand our customer relationships.

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

Rate sensitive assets and rate sensitive liabilities are those whose rates or yields are subject to change within a defined time period, due to maturity or a floating market rate.  The risk to Peoples results from interest rate fluctuations to the extent that there is a difference between the amount of Peoples’ rate sensitive assets and the amount of rate sensitive liabilities within specified periods.  Peoples monitors its rate sensitivity in order to reduce its vulnerability to interest rate fluctuations while maintaining adequate capital and acceptable levels of liquidity.  Peoples’ asset and liability policy, along with monthly financial reports and quarterly financial simulations, supplies management with guidelines to evaluate and manage Peoples’ rate sensitivity.

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

The following table sets forth Peoples’ interest sensitivity analysis as of the date indicated.

Interest Sensitivity Analysis

	December 31, 2003
	Under Three Months	3 Months through 6 Months	6 Months through 1 Year	1 Year through 5 Years	Over 5 Years
	(In Thousands)

ASSETS:
Loans receivable	$155,671	$20,082	$19,376	$113,589	$44,975
Securities	8,325	6,823	9,439	35,174	6,513
Federal funds sold	1,712	—	—	—	—
Interest-earning deposits with banks	325	—	—	—	—
FHLB stock	—	—	—	—	2,291
Total Interest-Earning Assets	$166,033	$26,905	$28,815	$148,763	$53,779

LIABILITIES:
NOW and Super NOW	$26,505	$—	$—	$—	$49,225
Money market	35,157	—	—	—	3,906
Savings	12,444	—	—	15,210	41,481
Time deposits	18,950	17,755	20,450	32,325	—
Securities sold under agreement to repurchase	8,470	—	—	—	—
Long-term debt	212	216	440	22,309	7,729
Total Interest-Bearing Liabilities	$101,738	$17,971	$20,890	$69,844	$102,341
Interest sensitivity gap	$64,295	$8,934	$7,925	$78,919	$(48,562)
Cumulative sensitivity gap	$64,295	$73,229	$81,154	$160,073	$111,511

As of December 31,2002
Interest sensitivity gap	$16,586	$(4,062)	$19,554	$86,859	$(25,523)
Cumulative sensitivity gap	$16,586	$12,524	$32,078	$118,937	$93,414

The Interest Sensitivity Analysis includes certain assumptions on the re-pricing of NOW and savings accounts.  Generally, these accounts are less sensitive to interest rate changes and are part of Peoples’ core deposits.  As a result, management has estimated that 90% of money market accounts, 35% of NOW accounts and 18% of savings accounts are the most interest rate sensitive, thereby placing them in the “Under 3 Month” category, placing an additional 22% of savings in the “1 Year through 5 Years” category and placing the remainder in the “Over 5 Years” category.

As indicated in the Interest Sensitivity Analysis for December 31, 2002, Peoples’ cumulative one year gap was a positive $81,154,000 up from $32,078,000 at December 31, 2002.  A positive gap means Peoples’ assets will reprice faster than liabilities and Peoples has gotten more asset sensitive in the last year. Because of the extent to which rates have declined in 2001 and 2002, Peoples has become more sensitive to future rate declines and would expect added compression of the net interest margin.  Currently, Peoples has 39.3% of its deposits in NOW and savings accounts, which it considers core deposits, and which normally carry lower rates relative to other types of deposits.  Because of this, these accounts have historically contributed significantly to the net interest margin. However, there is an ultimate floor to which the rates on these accounts can fall.  Under current conditions, the inability to further decrease these deposit rates while loan and other earning asset rates continue to drop and re-price at lower rates could result in further compression of the net interest margin.

Financial simulation is another tool to monitor interest rate risk.  Simulation presents a picture of the effect interest rate changes have on net interest income.  Assumptions and estimates are used in the preparation of the simulation and actual values may differ from those presented. The simulations include the assumption that the rates on NOW and savings accounts would change only 25 basis points and rates on money market accounts would only change 50 basis points in a +/-200 basis point rate shock.  In addition, these simulations do not portray other actions management might take in response to changes in market rates.  The following is an analysis of possible changes in Peoples’ net interest income, for a +/- 200 basis point rate shock over a one year period compared to a flat or unchanged rate scenario.

	2003	2002
Change in interest rates	Percent Change in Net Interest Income	Percent Change in Net Interest Income
+ 200 basis points	8.4%	3.0%
Flat rate	0.0%	0.0%
- 200 basis points	-10.7%	-3.6%

The percent change is obtained by dividing the increase or decrease in net interest income for the applicable year following application of the rate shock analysis by the total net interest income for such year. The net interest income at risk position reflected in the chart is outside the guidelines set by Peoples’ asset/liability policy for a -200 basis point shock. While a 200 basis point decrease could result in a 10.7% decrease in net interest income the bank is positioned for a rising rate environment which would mean that an increase of 200 basis points could result in an 8.4% increase in net interest income.

The drop in the Federal Reserve Bank’s discount and federal funds rates by 575 basis points in the last three years has put to the test Peoples’ ability to effectively manage its interest rate sensitivity. During the past two years, Peoples maintained its net interest margin at 4.71%.  However, with the continued low rate environment and the additional federal funds rate decrease in 2003, Peoples has been experiencing compression in the net interest margin averaging 4.30% for the year 2003.

Liquidity and Off-Balance Sheet Arrangements

Liquidity represents Peoples’ ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise.  Liquidity is essential to compensate for fluctuations in the balance sheet and provide funds for growth.

The primary source of liquidity is Peoples’ growing core deposit base.  A loyal customer base and a strong capital position provide a stable foundation from which to work.  The stability of the core deposits is reflected in a comparison of year-end balances to yearly averages.  Core deposits at year-end 2003 totaled $347,003,000 and averaged $324,602,000 for the year; this is consistent with the increase in deposits for the year.  Likewise, year-end 2002 core deposits totaled $297,691,000 and averaged $277,560,000 for the year.

Other sources of liquidity are available from investments in federal funds sold and interest bearing deposits with banks, which combined totaled $2,037,000 at year-end 2003 and securities maturing in one year or less, which totaled $11,201,000 at year-end 2003.  These sources provide Peoples with adequate resources to meet its short-term liquidity requirements. In comparison, interest bearing due from banks and federal funds sold totaled $9,980,000 and securities maturing in one year or less totaled $11,167,000 at year-end 2002. Longer term liquidity needs might be met by selling available-for-sale securities, which includes 100.0% of the securities portfolio, selling loans or raising additional capital.  In addition, Peoples has established federal funds lines of credit with other commercial banks and with the Federal Home Loan Bank of Pittsburgh, which is a reliable source for short and long-term funds.

Peoples’ loan to deposit ratio for 2003 was maintained at an average of 93.9% and ended the year at 97.4%, compared to an average of 91.3% in 2002, ending the year at 93.8%.  The average loan to deposit ratio was 87.2% in 2001.

Peoples’ financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments, at December 31, 2003 totaled $91,917,000. This consisted of $32,655,000 in commercial real estate, construction, and land development loans, $14,806,000 in home equity lines of credit, $8,702,000 in standby letters of credit and the remainder in other unused commitments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Peoples.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  Peoples has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources.

The following table represents Peoples’ aggregate on and off balance sheet contractual obligations to make future payments.

Contractual Obligations

	December 31, 2003
	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 years	Total
	(In Thousands)

Time deposits	$57,155	$16,681	$15,644	$—	$89,480
Long-term debt	868	3,940	2,869	23,229	30,906
Operating leases	186	374	383	1,990	2,933
Purcahse Obligations	51	90	41	—	182
Total	$58,260	$21,085	$18,937	$25,219	$123,501

Peoples is not aware of any known trends or any known demands, commitments, events or uncertainties, which would result in any material increase or decrease in liquidity.

Capital Resources

The greater the capital resources, the more likely Peoples will be able to meet its cash obligations and unforeseen expenses. Peoples’ strong capital position is the result of retained earnings.  The dividend payout ratio was 42.2% in 2003 compared to 36.1% and 34.9% in years 2002 and 2001, respectively.  Stockholders’ equity at the end of 2003 totaled $49,386,000, an increase of $2,522,000 or 5.4% over year-end 2002.  The increase was a result of net income reduced by a $263,000 unrealized loss on securities available-for-sale, net of taxes, the dividend payout of $2,190,000 and $220,000 in treasury stock purchases.   Likewise, stockholders’ equity at the end of 2002 totaled $46,864,000, an increase of $3,222,000 or 7.4% over year-end 2001. The increase was a result of net income supplemented with an $831,000 unrealized gain on securities available-for-sale, net of taxes, and reduced by the dividend payout of $1,753,000 and $710,000 in treasury stock purchases.

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

The second plan, the Board approved in November 2001 for the repurchase of $1,000,000 in Peoples stock with an original termination date of October 2002.  The Board granted this plan an extension to October 2003.  During the third quarter 2003, this plan was completed with repurchased shares totaling 45,194 at a cost of $1,000,000. In addition, on June 18, 2002 the Board approved a third repurchase plan for repurchasing another $1,000,000 in Peoples stock with a termination date that has been extended to October 2003.  As of December 31, 2003, 645 shares have been repurchased at a cost of $16,000.

The following table sets forth Peoples’ and the Bank’s capital amounts and  ratios as of the dates indicated.

Capital Ratios

	December 31,
	2003		2002		2001
	(In Thousands)
	Bank	Peoples	Bank	Peoples	Bank	Peoples
Tier I capital
Total stockholders’ equity, excluding other comprehensive income	$41,340	$48,140	$38,011	$45,374	$34,737	$42,983
Tier II capital
Allowance for loan losses (1)	4,839	4,875	3,986	4,024	3,320	3,353
Total risk-based capital	$46,179	$53,015	$41,997	$49,398	$38,057	$46,336
Risk adjusted assets (including off-balance sheet exposure)	$386,959	$389,942	$318,350	$321,471	$264,765	$267,422

Capital Ratios:	Bank	Peoples	Bank	Peoples	Bank	Peoples
Leverage	9.25%	10.59%	9.59%	11.21%	9.96%	12.05%
Tier I Risk-Based Capital	10.68%	12.35%	11.94%	14.11%	13.12%	16.07%
Total Risk-Based Capital	11.93%	13.60%	13.19%	15.37%	14.37%	17.33%

(1)  Allowance for loan losses is limited to the lesser of the balance of the allowance for loan losses or 1.25% of risk-adjusted assets for Tier II Capital calculations.

Peoples had a leverage ratio of 10.6%, a Tier I capital to risk-based assets ratio of 12.4%, and a total capital to risk-based assets ratio of 13.6% at year-end 2003.  At December 31, 2003, the Bank had a leverage ratio of 9.3%, a Tier I capital to risk-based assets ratio of 10.7%, and a total capital to risk-based assets ratio of 11.9%. These ratios exceed the federal regulatory minimum requirements for a “well capitalized” bank. The ratios indicate that Peoples and the Bank both exceed the federal regulatory minimum requirements to be considered “well capitalized.”

Peoples is not under any agreement with the regulatory authorities nor is it aware of any current recommendations by the regulatory authorities, that if implemented would have a material effect on Peoples’ capital, liquidity or its operations.

Inflation

The impact of inflation upon banks differs from the impact upon non-banks. The majority of assets and liabilities of a bank are monetary in nature and therefore change with movements in interest rates.  The exact impact of inflation on Peoples is difficult to measure.  Inflation may cause operating expenses to increase at a rate not matched by increased earnings. Inflation may also affect the borrowing needs of consumers, thereby affecting growth of Peoples’ assets.  Inflation may also affect the general level of interest rates, which could have an effect on Peoples’ profitability.  However, as discussed previously, Peoples strives to manage its interest sensitive assets and liabilities offsetting the effects of inflation.

Item 7A – Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Part II, Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations–Interest Rate Sensitivity” of this Form 10-K.

Item 8 – Financial Statements and Supplementary Data

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
Peoples First, Inc.
Oxford, Pennsylvania

We have audited the accompanying consolidated balance sheets of Peoples First, Inc. and its subsidiary as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peoples First, Inc. and its subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended

December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ BEARD MILLER COMPANY LLP

Reading, Pennsylvania
January 16, 2004

PEOPLES FIRST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(In Thousands)
ASSETS

Cash and due from banks	$12,167	$14,357
Interest-bearing deposits with banks	325	1,061
Federal funds sold	1,712	8,919
Securities available for sale, at fair value	66,274	63,518
Loans, net of allowance for loan losses 2003 $4,972; 2002 $4,503	353,693	297,658
Investment in FHLB stock, at cost	2,291	2,041
Premises and equipment, net	11,185	11,408
Accrued interest receivable and other assets	11,576	10,055

Total Assets	$459,223	$409,017

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Deposits:
Demand, non-interest bearing	$94,797	$79,914
NOW and Super NOW	75,730	59,259
Money market funds	39,063	36,635
Savings	69,135	51,022
Time	89,480	95,306

Total Deposits	368,205	322,136

Securities sold under agreements to repurchase	8,470	7,855
Long-term debt	30,906	29,706
Accrued interest payable and other liabilities	2,256	2,456

Total Liabilities	409,837	362,153

STOCKHOLDERS’ EQUITY

Common stock, par value $1.00 per share; authorized 10,000,000 shares; issued 3,053,208 shares	3,053	3,053
Surplus	16,172	16,172
Retained earnings	30,949	27,944
Accumulated other comprehensive income	1,227	1,490
Treasury stock, at cost 2003 96,920 shares; 2002 87,924 shares	(2,015)	(1,795)

Total Stockholders’ Equity	49,386	46,864

Total Liabilities and Stockholders’ Equity	$459,223	$409,017

See notes to consolidated financial statements.

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(In Thousands, Except per Share Data)

INTEREST INCOME
Loans receivable, including fees	$19,954	$19,375	$19,153
Securities:
Taxable	2,105	2,595	2,428
Tax-exempt	624	701	714
Other	216	242	1,135

Total Interest Income	22,899	22,913	23,430

INTEREST EXPENSE
Deposits	4,187	5,171	7,641
Short-term borrowings	45	60	189
Long-term debt	1,716	1,656	1,237

Total Interest Expense	5,948	6,887	9,067

Net Interest Income	16,951	16,026	14,363

PROVISION FOR LOAN LOSSES	600	480	330

Net Interest Income after Provision for Loan Losses	16,351	15,546	14,033

NON-INTEREST INCOME
Service charges on deposit accounts	1,839	1,500	1,338
Income from fiduciary activities	705	582	539
Mortgage banking activities	1,058	872	476
Impairment of securities	—	(84)	—
Realized gain on disposal of securities	24	387	—
Investment management fees	379	682	749
Check card commissions	315	256	217
Other income	1,027	783	788

Total Non-Interest Income	5,347	4,978	4,107

NON-INTEREST EXPENSES
Salaries and wages	9,039	8,651	7,525
Occupancy	1,015	1,000	878
Furniture and equipment	752	725	615
Communications and supplies	646	679	689
Professional fees	270	239	343
Computer and software	413	392	386
Debit card	344	320	296
Marketing	369	359	292
Taxes, other than income	405	393	371
Other	1,289	1,204	1,039

Total Non-Interest Expenses	14,542	13,962	12,434

Income before Income Taxes	7,156	6,562	5,706

INCOME TAX EXPENSE	1,961	1,708	1,470

Net Income	$5,195	$4,854	$4,236

BASIC AND DILUTED EARNINGS PER SHARE	$1.75	$1.63	$1.40

See notes to consolidated financial statements.

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 31, 2003, 2002 and 2001

	Number of Shares Issued	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in Thousands)

BALANCE - DECEMBER 31, 2000	3,053,208	$3,053	$16,172	$22,085	$122	$(228)	$41,204
Comprehensive income:
Net income	—	—	—	4,236	—	—	4,236
Net change in unrealized gains (losses) on securities available for sale, net of taxes	—	—	—	—	537	—	537

Total Comprehensive Income							4,773

Cash dividends declared, $.49 per share	—	—	—	(1,478)	—	—	(1,478)
Purchase of treasury stock	—	—	—	—	—	(857)	(857)

BALANCE - DECEMBER 31, 2001	3,053,208	3,053	16,172	24,843	659	(1,085)	43,642
Comprehensive income:
Net income	—	—	—	4,854	—	—	4,854
Net change in unrealized gains (losses) on securities available for sale, net of taxes	—	—	—	—	831	—	831

Total Comprehensive Income							5,685

Cash dividends declared, $.59 per share	—	—	—	(1,753)	—	—	(1,753)
Purchase of treasury stock	—	—	—	—	—	(710)	(710)

BALANCE - DECEMBER 31, 2002	3,053,208	3,053	16,172	27,944	1,490	(1,795)	46,864
Comprehensive income:
Net income	—	—	—	5,195	—	—	5,195
Net change in unrealized gains (losses) on securities available for sale, net of taxes	—	—	—	—	(263)	—	(263)

Total Comprehensive Income							4,932

Cash dividends declared, $.74 per share	—	—	—	(2,190)	—	—	(2,190)
Purchase of treasury stock	—	—	—	—	—	(220)	(220)

BALANCE - DECEMBER 31, 2003	3,053,208	$3,053	$16,172	$30,949	$1,227	$(2,015)	$49,386

See notes to consolidated financial statements.

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,195	$4,854	$4,236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	758	729	631
Amortization	184	184	185
Net accretion on securities	(38)	(29)	(54)
Realized gain on disposal of securities	(24)	(387)	—
Impairment of securities	—	84	—
Provision for loan losses	600	480	330
Earnings on life insurance	(225)	(191)	(196)
Deferred income taxes	(46)	(17)	(74)
(Gain) loss on sale of premises and equipment and foreclosed real estate	(27)	46	—
Other	10	—	—
(Increase) decrease in other assets	1,095	(693)	(1,601)
Increase (decrease) in other liabilities	(409)	66	(734)

Net Cash Provided by Operating Activities	7,073	5,126	2,723

CASH FLOWS FROM INVESTING ACTIVITIES
Net (increase) decrease in interest-bearing deposits with banks	736	(247)	13,182
Net decrease in federal funds sold	7,207	510	8,586
Securities available for sale:
Proceeds from maturities	28,662	24,380	27,935
Purchases	(31,754)	(19,993)	(45,021)
Securities held to maturity, proceeds from maturities	—	3,231	85
Net increase in loans receivable	(56,635)	(50,148)	(26,458)
Purchase of premises and equipment	(664)	(1,305)	(2,081)
Proceeds from sales of premises and equipment and foreclosed assets	156	169	—
Other	100	—	—
Purchase of FHLB stock	(250)	(673)	—
Purchase of life insurance	(2,500)	—	—

Net Cash Used in Investing Activities	(54,942)	(44,076)	(23,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand, NOW, Super NOW, money market funds and savings deposits	51,895	34,471	14,330
Net increase (decrease) in time deposits	(5,826)	5,203	1,044
Proceeds from long-term debt	2,000	7,000	5,000
Repayments on long-term debt	(800)	(1,643)	(407)
Net increase (decrease) in securities sold under agreements to repurchase	615	(855)	2,010
Dividends paid	(1,985)	(1,550)	(1,453)
Purchase of treasury stock	(220)	(710)	(857)

Net Cash Provided by Financing Activities	45,679	41,916	19,667

Net Increase (Decrease) in Cash and Due from Banks	(2,190)	2,966	(1,382)

CASH AND DUE FROM BANKS - BEGINNING	14,357	11,391	12,773

CASH AND DUE FROM BANKS - ENDING	$12,167	$14,357	$11,391

SUPPLEMENTARY CASH FLOWS INFORMATION

Interest paid	$6,165	$7,113	$9,340

Income taxes paid	$2,000	$1,560	$1,545

SUPPLEMENTARY SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES

Other real estate acquired in settlement of loans	$97	$—	$—

See notes to consolidated financial statements.

PEOPLES FIRST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Peoples First, Inc. and its wholly-owned subsidiary, The Peoples Bank of Oxford (Bank) and its subsidiaries (collectively “Peoples”).  The Bank sold the subsidiary, Wilmerding & Associates, Inc. (“Wilmerding”), an investment advisor, to an unaffiliated third party, on August 15, 2003, and incurred no material gain or loss on the transaction.  The subsidiary, Peoples First Business Investment Company, LLC (“PFBI”), is a non-operating company formed in January 2002 for the purpose of holding certain equity investments in operating entities.  One of such operating entities is Peoples First Land Transfer, LLC, which commenced operations in January 2002 and derives its income from the sale of title insurance.  The other operating entity is Peoples First Mortgage Company, LLC which commenced operations in May 2003 and derives its income from the sale of mortgages.  All material intercompany transactions have been eliminated.  Peoples First, Inc. was formed on July 27, 2000 and is subject to regulation by the Board of Governors of the Federal Reserve System.

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses.

Presentation of Cash Flows

For purposes of reporting cash flows, cash and cash equivalents are defined as those accounts included in the balance sheet caption “Cash and due from banks.”

Significant Group Concentrations of Credit Risk

Most of Peoples’ activities are with customers located within southeastern Pennsylvania and northern Maryland.  Note 3 discusses the types of securities that Peoples invests in.  Note 4 discusses the types of lending that Peoples engages in.  Note 15 discusses concentrations of lending in certain industries.

Securities

Securities classified as available for sale are those securities that Peoples intends to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell a security classified as available for sale would be based on various factors, including significant movement in interest rates, changes in maturity mix of Peoples’ assets and liabilities, liquidity needs, regulatory capital considerations and other similar factors.  Securities available for sale are carried at fair value.  Unrealized gains and losses are reported in other comprehensive income, net of the related deferred tax effect.  Realized gains or losses, determined on the basis of the cost of the specific securities sold, are included in earnings. Premiums and discounts are recognized in interest income using a method which approximates the interest method over the period to maturity.

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

The accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing.  A loan may remain on accrual status if it is in the process of collection and is either guaranteed or well secured.  When a loan is placed on nonaccrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses.  Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought current, has performed in accordance with the contractual terms for a reasonable period of time and the ultimate collectibility of the total contractual principal and interest is no longer in doubt.

Allowance for Loan Losses

The allowance for loan losses is established through provisions for loan losses charged against income.  Loans deemed to be uncollectible are charged against the allowance for loan losses, and subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is maintained at a level considered adequate to provide for losses that can be reasonably anticipated.  Management’s periodic evaluation of the adequacy of the allowance is based on Peoples’ past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral, composition of the loan portfolio, current economic conditions, and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows expected to be received on impaired loans.

The allowance consists of specific, general and unallocated components.  The specific component relates to loans that are classified as either doubtful, substandard or special mention.  For such loans that are also classified as impaired, an allowance is established when the discounted cash flows (or collateral value or observable market price) of the impaired loan is lower than the carrying value for that loan.  The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.  An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses.  The unallocated component of the allowance reflects the margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

A loan is considered impaired when, based on current information and events, it is probable that Peoples will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.  Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.  Accordingly, Peoples does not separately identify individual consumer and residential mortgage loans for impairment disclosures.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Depreciation expense is calculated principally on the straight-line method over the respective assets estimated useful lives as follows:

Years

Buildings and improvements	10 - 40
Furniture and equipment	5 - 10

Transfer of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered.  Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from Peoples, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and (3) Peoples does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Real Estate

Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value less cost to sell at the date of foreclosure establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of its carrying amount or fair value less cost to sell.  Revenue and expenses from operations and changes in the valuation allowance are included in other expenses.  Foreclosed real estate is included in other assets.

Bank-Owned Life Insurance

Peoples invests in bank owned life insurance (“BOLI”) as a source of funding for employee benefit expenses.  BOLI involves the purchasing of life insurance by the Bank on a chosen group of employees.  Peoples is the owner and beneficiary of the policies.  This life insurance investment is carried at the cash surrender value of the underlying policies and is included in other assets in the amount of $6,842,000 and $4,117,000 at December 31, 2003 and 2002, respectively.  Income from the increase in cash surrender value of the policies is included in other income on the income statement.

Advertising Costs

Peoples follows the policy of charging the costs of advertising to expense as incurred.  Advertising expense was $369,000, $359,000 and $292,000 in 2003, 2002 and 2001, respectively.

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

Stock-Based Compensation

At December 31, 2003, Peoples had one stock-based employee compensation plan, which is described more fully in Note 12.  Peoples accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share for 2003 if Peoples had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

Year Ended December 31, 2003
(In Thousands, Except per Share Data)
Net income, as reported	$5,195
Deduct total stock based compensation expense determined under fair value based method for the award, net of related tax effect	(201)

Pro forma net income	$4,994

Basic earnings per share:
As reported	$1.75

Pro forma	$1.69

Diluted earnings per share:
As reported	$1.75

Pro forma	$1.68

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:  dividend yield of 2.5%, expected volatility of 30.67%, risk-free interest rate of 2.81% and expected life of 7 years.  The fair value of options granted in 2003 was $6.53.

Earnings per Common Share

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance.  Potential common shares that may be issued by Peoples relate solely to outstanding stock options, and are determined using the treasury stock method.

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

Total comprehensive income, which is the sum of net income and other comprehensive income, for the years ended December 31, 2003, 2002 and 2001 was $4,932,000, $5,685,000 and $4,773,000, respectively.  Components of other comprehensive income and related income tax effects are as follows:

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)

Unrealized holding gains (losses) on available for sale securities	$(374)	$1,261	$813
Reclassification adjustment for gains realized in income on available for sale securities	24	—	—

Net Unrealized Gains (Losses)	(398)	1,261	813

Income tax effect	135	(430)	(276)

Net of Tax Amount	$(263)	$831	$537

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

The operations of Wilmerding, the Bank’s investment management subsidiary, are not material to the consolidated financial statements.

New Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Interpretation expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of an obligation assumed under certain specified guarantees.  Under FIN 45, the Company does not issue any guarantees that would require liability recognition or disclosure, other than its standby letters of credit, as discussed in Note 14.  Adoption of FIN 45 did not have a significant impact on Peoples’ financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.”  FIN 46 was revised in December 2003.  This Interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved.  The Interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs.  The disclosure requirements apply to all financial statements issued after December 31, 2003.  The consolidation requirements apply to companies that have interests in special purpose entities for periods ending after December 15, 2003.  Consolidation of other types of VIEs is required in financial statements for periods ending after March 15, 2004.  Adoption of this Interpretation did not have and is not expected to have an impact on Peoples’ financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.”  This Statement clarifies the definition of a derivative and incorporates certain decisions made by the Board as part of the Derivatives Implementation Group process.  This Statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003 and should be applied prospectively.  The provisions of the Statement that relate to implementation issues addressed by the Derivatives Implementation Group that have been effective should continue to be applied in accordance with their respective dates.  Adoption of this standard did not have an impact on Peoples’ financial condition or results of operations.

In May 2003, the Financial Accounting Standards Board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement requires that an issuer classify a financial instrument that is within its scope as a liability.  Many of these instruments were previously classified as equity.  This Statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003.  Adoption of this standard did not have an impact on Peoples’ financial condition or results of operations.

NOTE 3 - SECURITIES

The amortized cost and fair value of securities were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In Thousands)

DECEMBER 31, 2003:
AVAILABLE FOR SALE:
U.S. Treasury securities	$22,715	$218	$5	$22,928
U.S. Government agencies	20,979	511	30	21,460
States and political subdivisions	12,295	870	—	13,165
Corporate securities	8,425	336	40	8,721

Total	$64,414	$1,935	$75	$66,274

DECEMBER 31, 2002:
AVAILABLE FOR SALE:
U.S. Treasury securities	$16,490	$432	$—	$16,922
U.S. Government agencies	25,465	818	—	26,283
States and political subdivisions	14,880	834	1	15,713
Corporate securities	4,425	184	9	4,600

Total	$61,260	$2,268	$10	$63,518

There were no sales of securities during the years ended December 31, 2003, 2002 and 2001.  During the year ended December 31, 2002, Peoples wrote down securities to their fair value which it deemed to be other than temporarily impaired by $84,000.  The tax benefit applicable to the writedowns was $29,000 in 2002.  During 2002, a held to maturity security that Peoples wrote down in 2000 was called and a $387,000 gain was realized.  During 2003, the available for sale security that Peoples wrote down in 2002 was partially called and a $24,000 gain was realized.

The following table shows gross unrealized losses and fair value of securities, aggregated by security category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2003:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(In Thousands)

SECURITIES AVAILABLE FOR SALE:
U.S. Treasury securities	$4,493	$5	$—	$—	$4,493	$5
U.S. Government agencies	2,970	30	—	—	2,970	30
Corporate securities	3,765	40	—	—	3,765	40
Total	$11,228	$75	$—	$—	$11,228	$75

In management’s opinion, the unrealized losses reflect changes in interest rates subsequent to the acquisition of specific securities.  There were eight securities in the less than twelve months category.  Peoples has the ability to hold these securities until maturity or market price recovery.  Management believes that the unrealized losses represent temporary impairments of the securities.

Securities with an amortized cost of $48,173,000 and $38,167,000 at December 31, 2003 and 2002, respectively, were pledged to secure public deposits, securities sold under agreements to repurchase and for other purposes as required or permitted by law.

The amortized cost and fair value of securities as of December 31, 2003, by contractual maturity, are shown below.  Expected maturities may differ from contractual maturities or call dates because borrowers may have the right to prepay obligations with or without call or prepayment penalties.

	Amortized Cost	Fair Value
	(In Thousands)

Due in one year or less	$11,201	$11,278
Due after one year through five years	43,421	44,504
Due after five years through ten years	6,810	7,178
Due after ten years	2,982	3,314

	$64,414	$66,274

NOTE 4 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN LOSSES

The components of loans receivable at December 31 were as follows:

	2003	2002
	(In Thousands)

Commercial, financial and agricultural	$53,413	$46,477
Real estate, construction	51,763	22,684
Real estate, mortgage	241,401	218,650
Installment loans to individuals	12,722	14,969

	359,299	302,780
Deferred fees, net	(634)	(619)
Allowance for loan losses	(4,972)	(4,503)

	$353,693	$297,658

The following table presents changes in the allowance for loan losses:

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)

Balance, beginning	$4,503	$4,182	$3,922
Provision for loan losses	600	480	330
Recoveries	49	24	41
Loans charged off	(180)	(183)	(111)

Balance, ending	$4,972	$4,503	$4,182

The recorded investment in impaired loans, not requiring an allowance for loan losses was $2,561,000 and $-0- at December 31, 2003 and 2002, respectively.  The recorded investment in impaired loans requiring an allowance for loan losses was $2,535,000 and $2,614,000 at December 31, 2003 and 2002, respectively.  The related allowance for loan losses associated with these loans was $662,000 and $392,000 at December 31, 2003 and 2002, respectively.  For the years ended December 31, 2003, 2002 and 2001, the average recorded investment in these impaired loans was $5,218,000, $2,673,000 and $3,158,000, respectively.  The interest income recognized, representing cash collected, on these impaired loans was $173,000, $-0- and $67,000 in 2003, 2002 and 2001, respectively.

Loans on which the accrual of interest has been discontinued amounted to $2,664,000 and $3,463,000 at December 31, 2003 and 2002, respectively.  Loan balances past due 90 days or more and still accruing interest, but which management expects will eventually be paid in full, amounted to $156,000 and $47,000 at December 31, 2003 and 2002, respectively.

NOTE 5 - PREMISES AND EQUIPMENT

Components of premises and equipment at December 31 are as follows:

	2003	2002
	(In Thousands)

Land	$982	$1,112
Buildings and improvements	9,935	9,865
Furniture and equipment	4,555	4,201
Construction in progress	528	355

	16,000	15,533
Accumulated depreciation	(4,815)	(4,125)

	$11,185	$11,408

Peoples leases land and office space under various operating leases.  The leases expire in 2004 through 2021.  All leases provide for various renewal options.  The minimum rental commitments under the leases are as follows (in thousands):

Year ending December 31:
2004	$186
2005	184
2006	190
2007	195
2008	188
2009 and thereafter	1,990

$2,933

Rental expense was $238,000, $250,000 and $214,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 6 - DEPOSITS

Aggregate time deposits in denominations of $100,000 or more were $21,202,000 and $24,445,000 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the scheduled maturities of time deposits are as follows (in thousands):

2004	$57,155
2005	13,778
2006	2,903
2007	11,918
2008	3,726

$89,480

NOTE 7 - BORROWINGS

Information concerning securities sold under agreements to repurchase is summarized as follows:

	Years Ended December 31,
	2003	2002
	(Dollars in Thousands)

Average balance during the year	$8,312	$6,436
Average interest rate during the year	0.53%	0.93%
Maximum month-end balance during the year	$15,120	$9,800
Weighted average interest rate at the end of the year	0.45%	0.63%

Securities sold under agreements to repurchase which are classified as secured borrowings, generally mature within one day from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received in connection with the transaction.  The securities underlying the agreements were under Peoples’ control.  Peoples monitors the fair value of the underlying securities on a daily basis.

Long-term debt consisted of the following:

	December 31,
	2003	2002
	(In Thousands)
Notes with the Federal Home Loan Bank (FHLB):
30 year/20 year note due March 19, 2018, fixed at 6.23% (1)	$923	$938
10 year note due April 22, 2008, fixed at 6.14%	517	616
10 year term note due May 29, 2008, long-term fixed at 6.33%	1,000	1,000
30 year/20 year note due June 15, 2018, fixed at 6.38% (1)	928	944
15 year/7 year note due July 6, 2005, fixed at 6.15% (1)	744	798
30 year/20 year note due July 13, 2018, fixed at 6.17% (1)	2,782	2,828
10 year note due February 12, 2009, fixed at 5.46%	1,168	1,359
15 year/5 year term note due May 21, 2014, convertible select - fixed 5.60% to float at (2)	2,500	2,500
10 year/1 year term note due January 21, 2010, convertible select - fixed 5.99% with strike rate at 7.50% (2)	4,000	4,000
10 year/2 year term note due February 18, 2010, convertible select - fixed 6.485% with strike rate at 8.00% (2)	4,000	4,000
10 year note due October 25, 2011, fixed at 4.97%	2,058	2,268
5 year term note due November 16, 2006, fixed at 4.67%	1,500	1,500
10 year/1 year term note due June 13, 2012, convertible select - fixed 4.40% with strike rate at 7.50% (2)	5,000	5,000
15 year/7 year note due June 15, 2009, fixed at 4.97% (1)	1,860	1,955
15 year note due March 5, 2018, fixed at 4.06%	1,926	—

	$30,906	$29,706

(1) The year/year refers to the amortization term and the initial term until the balloon payment.

(2) These notes contain a convertible option that allows the FHLB, at quarterly intervals, to change the note to an adjustable-rate advance at three-month LIBOR plus 8 to 22 basis points.  If the note is converted, the option allows the Bank to put the funds back to the FHLB at par.  The year/year refers to the maturity of the note (in years) and the term until the first convertible date.

These loans are primarily fixed rate loans.  Approximately $12.9 million of the loans have scheduled monthly principal and interest payments.  $18.0 million are payable in full at maturity.  The weighted-average interest rate on these borrowings is 5.48% and scheduled maturities are as follows (in thousands):

2004	$868
2005	1,540
2006	2,400
2007	949
2008	1,920
Thereafter	23,229

$30,906

The Bank has a maximum borrowing capacity with the FHLB of approximately $134,663,000, of which $30,906,000 was outstanding at December 31, 2003.  Advances from the Federal Home Loan Bank are secured by qualifying assets of the Bank.

NOTE 8 - PENSION PLAN

Peoples has a 401(k) plan covering substantially all employees.  Peoples matches the amount an employee has deducted from the employee’s pay up to a maximum of 6% of the employee’s gross pay.  Additional discretionary contributions are determined annually by the Board of Directors.  Peoples’ contributions are expensed as the cost is incurred, funded currently, and amounted to $497,000 in 2003, $487,000 in 2002 and $372,000 in 2001, including additional discretionary contributions of $110,000, $101,000 and $80,000, respectively.

NOTE 9 - INCOME TAXES

The components of the provision for income taxes are as follows:

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)

Current	$2,007	$1,725	$1,544
Deferred	(46)	(17)	(74)

	$1,961	$1,708	$1,470

Income tax expense of Peoples is less than the amounts computed by applying statutory federal income tax rates to income before income taxes because of the following:

	Percentage of Income Before Income Taxes
	Years Ended December 31,
	2003	2002	2001

Tax at statutory rates	34.0%	34.0%	34.0%
Tax exempt interest income, net of interest expense disallowance	(5.7)	(7.1)	(6.7)
Earnings on life insurance	(1.1)	(1.1)	(1.2)
Other	0.2	0.2	(0.3)

Effective Tax Rates	27.4%	26.0%	25.8%

The federal income tax provision includes $8,000, $132,000 and $-0- in 2003, 2002 and 2001, respectively, of federal income taxes related to gains on the disposal of securities.

The components of the deferred tax assets and liabilities are as follows at December 31:

	2003	2002
	(In Thousands)

Deferred tax assets:
Allowance for loan losses	$1,563	$1,404
Impairment of securities	20	29
Other	232	165

Total Deferred Tax Assets	1,815	1,598

Deferred tax liabilities:
Accumulated depreciation	472	299
Accretion on securities	19	21
Unrealized gains on securities available for sale	632	769

Total Deferred Tax Liabilities	1,123	1,089

Net Deferred Tax Asset	$692	$509

NOTE 10 - TRANSACTIONS WITH EXECUTIVE OFFICERS AND DIRECTORS

Certain directors and executive officers of Peoples, their families and their affiliates are customers of the Bank. Any transactions with such parties, including loans and commitments, were in the ordinary course of business at normal terms, including interest rates and collateralization, prevailing at the time and did not represent more than normal risks.  At December 31, 2003 and 2002, balances outstanding on such loans amounted to $1,532,000 and $3,870,000, respectively.  During 2003, new loans and advances to such related parties totaled $3,304,000 and repayments totaled $5,642,000.

NOTE 11 - REGULATORY MATTERS AND STOCKHOLDERS’ EQUITY

Peoples and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Peoples’ financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Peoples must meet specific capital guidelines that involve quantitative measures of Peoples’ assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.  Peoples’ capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Peoples to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets, and of Tier 1 capital to average assets.  Management believes, as of December 31, 2003, that Peoples meets all capital adequacy requirements to which it is subject.

As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation has categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the Bank’s category.

Peoples and the Bank’s actual capital amounts and ratios are also presented in the table:

	Actual		For Capital Adequacy Purposes		To be Well Capitalized under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)

As of December 31, 2003:
Total capital (to risk-weighted assets):
Bank	$46,179	11.93%	$ ≥30,957	≥8.00%	$ ≥38,696	≥10.00%
Peoples	53,015	13.60	≥31,195	≥8.00	N/A
Tier 1 capital (to risk-weighted assets):
Bank	41,340	10.68	≥15,478	≥4.00	≥23,218	≥ 6.00
Peoples	48,140	12.35	≥15,598	≥4.00	N/A
Tier 1 capital (to average assets):
Bank	41,340	9.25	≥17,885	≥4.00	≥22,356	≥ 5.00
Peoples	48,140	10.59	≥18,186	≥4.00	N/A

As of December 31, 2002:
Total capital (to risk-weighted assets):
Bank	$41,997	13.19%	$ ≥25,468	≥8.00%	$ ≥31,835	≥10.00%
Peoples	49,398	15.37	≥25,718	≥8.00	N/A
Tier 1 capital (to risk-weighted assets):
Bank	38,011	11.94	≥12,734	≥4.00	≥19,101	≥ 6.00
Peoples	45,374	14.11	≥12,859	≥4.00	N/A
Tier 1 capital (to average assets):
Bank	38,011	9.59	≥15,859	≥4.00	≥19,824	≥ 5.00
Peoples	45,374	11.21	≥16,193	≥4.00	N/A

The Bank is required to maintain average cash reserve balances in vault cash or with the Federal Reserve Bank.  The amount of these restricted cash reserve balances with the Federal Reserve Bank at December 31, 2003 and 2002 was approximately $1,879,000 and $1,573,000, respectively.

Under Pennsylvania banking law, the Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.  At December 31, 2003, $22,134,000 of the Bank’s retained earnings were available for dividend declaration to Peoples without prior regulatory approval, subject to regulatory requirements discussed above.  Under Federal Reserve regulations, the Bank is limited as to the amount it may lend affiliates, including Peoples First, Inc., unless such loans are collateralized by specified obligations.

During 2003, Peoples’ dividend reinvestment plan, which had 100,000 shares of common stock reserved for issuance under the plan, was eliminated.

NOTE 12 - STOCK OPTION PLAN

During 2001, Peoples’ stockholders approved a stock option plan for key employees and directors of Peoples and its subsidiaries that is administered by a committee of the Board of Directors.  Under the Plan, the Board is authorized to grant “incentive stock options” and “non-qualified stock options.”  A total of 200,000 shares of Peoples’ common stock has been reserved for issuance under the Plan.  The option price for options issued under the Plan must be at least equal to 100% of the fair market value of the common stock on the grant date.  No incentive stock options have been granted.

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

Transactions under the Plan are summarized as follows:

	Number of Options	Exercise Price per Share

Outstanding December 31, 2002	—	$—
Options granted	85,950	24.13
Options forfeited	500	24.13

Outstanding December 31, 2003	85,450	$24.13

No options are exercisable at December 31, 2003.  To date, no options have been exercised or expired; 500 options were forfeited.  The weighted average remaining contractual life of the options outstanding is 9.5 years.  Options available for grant at December 31, 2003 and 2002 were 114,550 and 200,000, respectively.

NOTE 13 - EARNINGS PER SHARE

Basic earnings per share represents income available to common stockholders divided by the weighted-average number of common shares outstanding during the period.  Diluted earnings per share reflects additional common shares that would have been outstanding if dilutive potential common shares (stock options) had been issued.

Stock options were first granted in June 2003.  Earnings per common share calculations prior to 2003 consisted of net income available to common stockholders divided by the average shares outstanding for the period.  Earnings per common share have been computed based upon the following:

	Years Ended December 31,
	2003	2002	2001

Numerator - net income	$5,195,000	$4,854,000	$4,236,000

Denominator:
Average basic shares outstanding	2,961,291	2,977,635	3,021,507
Effect of dilutive stock options	6,564

Average Diluted Shares Outstanding	2,967,855

NOTE 14 - OFF-BALANCE SHEET FINANCIAL INSTRUMENTS

The Bank is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheets.

The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and letters of credit is represented by the contractual amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

A summary of the Bank’s financial instrument commitments is as follows:

	December 31,
	2003	2002
	(In Thousands)

Commitments to extend credit:
Loan origination commitments	$32,655	$20,983
Unused home equity lines of credit	14,806	11,422
Unused business lines of credit	35,754	29,909

	$83,215	$62,314

Standby letters of credit	$8,702	$5,638

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.  The Bank evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the customer and generally consists of real estate.

Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  The Bank requires collateral supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of December 31, 2003 for guarantees under standby letters of credit issued is not material.

NOTE 15 - CONCENTRATIONS OF CREDIT RISK

The Bank operates primarily in Chester County and southern Lancaster County, Pennsylvania and northern Cecil County, Maryland.  The Bank has extended credit primarily to commercial entities and individuals in this area whose ability to honor their contracts is influenced by the region’s economy.  These customers are also the primary depositors of the Bank.  The loan portfolio is well diversified, however, extensions of credit for agricultural loans for mushroom production, real estate loans to lessors of commercial properties and construction loans to residential buildings, comprise 7.9%, 7.6% and 6.7%, respectively, of the loan portfolio at December 31, 2003.  The Bank is limited in extending credit by legal lending limits to any single borrower or group of borrowers.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Management uses its best judgment in estimating the fair value of Peoples’ financial instruments; however, there are inherent weaknesses in any estimation technique.  Therefore, for substantially all financial instruments, the fair value estimates herein are not necessarily indicative of the amounts Peoples could have realized in a sales transaction on the dates indicated.  The estimated fair value amounts have been measured as of their respective year ends and have not been re-evaluated or updated for purposes of these financial statements subsequent to those respective dates.  As such, the estimated fair values of these financial instruments subsequent to the respective reporting dates may be different than the amounts reported at each year end.

The following information should not be interpreted as an estimate of the fair value of Peoples since a fair value calculation is only provided for a limited portion of Peoples’ assets and liabilities.  Due to a wide range of valuation techniques and the degree of subjectivity used in making the estimates, comparisons between Peoples’ disclosures and those of other companies may not be meaningful.  The following methods and assumptions were used to estimate the fair values of Peoples’ financial instruments at December 31, 2003 and 2002:

•                  For cash and due from banks, interest-bearing deposits with banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

•                  For securities, fair value equals quoted market price, if available.  If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

•                  The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•                  The fair value of the investment in FHLB stock is the carrying amount.

•                  The fair value of accrued interest receivable and accrued interest payable is the carrying amount.

•                  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits for similar remaining maturities.

•                  The fair value of securities sold under agreements to repurchase approximate their carrying amount.

•                  The fair value of long-term debt is estimated by discounting future cash flows using current rates at which similar debt with similar maturities could be obtained from the FHLB.

•                  The fair value of commitments to extend credit and for outstanding letters of credit is estimated using the fees currently charged to enter into similar agreements.

The estimated fair values of Peoples’ financial instruments were as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)

Financial assets:
Cash and due from banks, interest-bearing deposits with banks and federal funds sold	$14,204	$14,204	$24,337	$24,337
Securities	66,274	66,274	63,518	63,518
Loans receivable, net	353,693	363,898	297,658	312,090
Investment in FHLB stock	2,291	2,291	2,041	2,041
Accrued interest receivable	1,772	1,772	1,743	1,743

Financial liabilities:
Deposits	368,205	369,354	322,136	324,341
Securities sold under agreements to repurchase	8,470	8,470	7,855	7,855
Long-term debt	30,906	32,214	29,706	31,377
Accrued interest payable	583	583	800	800

Off-balance sheet financial instruments:
Commitments to extend credit and outstanding letters of credit	—	—	—	—

NOTE 17 - PENDING MERGER

On December 18, 2003, the Board of Directors of Peoples signed a definitive agreement to merge with and into National Penn Bancshares, Inc. of Boyertown, Pennsylvania.  The transaction, which is subject to regulatory approval as well as Peoples’ stockholders, is anticipated to close in the second quarter of 2004.  Completion of the merger in 2004 will trigger change in control payments to certain officers, as dictated by their respective contracts and acceleration of the vesting of outstanding stock options.

NOTE 18 - PEOPLES FIRST, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

BALANCE SHEETS

	December 31,
	2003	2002
	(In Thousands)
ASSETS

Cash	$49	$47
Securities available for sale, at fair value	7,874	8,205
Investment in bank subsidiary	42,299	39,227
Other assets	105	109

Total Assets	$50,327	$47,588

LIABILITIES AND STOCKHOLDERS’ EQUITY

Other liabilities	$941	$724

Stockholders’ equity	49,386	46,864

Total Liabilities and Stockholders’ Equity	$50,327	$47,588

STATEMENTS OF INCOME

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)

Dividends from bank subsidiary	$1,559	$1,274	$10,355
Interest income on tax exempt securities	325	343	203
Equity in (excess of) undistributed earnings of bank subsidiary	3,348	3,274	(6,296)
Other expenses	(53)	(53)	(39)

Income before Income Taxes	5,179	4,838	4,223

Income tax benefit	16	16	13

Net Income	$5,195	$4,854	$4,236

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$5,195	$4,854	$4,236
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of securities premium, net	2	4	4
Deferred income taxes	5	5	5
Excess of (equity in) undistributed earnings of bank subsidiary	(3,348)	(3,274)	6,296
(Increase) decrease in other assets	4	400	(119)
Increase (decrease) in other liabilities	(1)	(1)	1

Net Cash Provided by Operating Activities	1,857	1,988	10,423

CASH FLOWS FROM INVESTING ACTIVITIES

Securities available for sale:
Proceeds from maturities	580	250	—
Purchases	(230)	—	(8,049)

Net Cash Provided by (Used in) Investing Activities	350	250	(8,049)

CASH FLOWS FROM FINANCING ACTIVITIES

Purchase of treasury stock	(220)	(710)	(857)
Cash dividends paid	(1,985)	(1,550)	(1,453)

Net Cash Used in Financing Activities	(2,205)	(2,260)	(2,310)

Net Increase (Decrease) in Cash	2	(22)	64

CASH - BEGINNING	47	69	5

CASH - ENDING	$49	$47	$69

Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A – Controls and Procedures

Peoples, under the supervision and with the participation of Peoples’ management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Peoples’ disclosure controls and procedures as of December 31, 2003.  Based on that evaluation, Peoples’ Chief Executive Officer and Chief Financial Officer concluded that Peoples’ disclosure controls and procedures are effective.  There were no significant changes to Peoples’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Securities and Exchange Commission Rule 13a-14 defines “disclosure controls and procedures” as controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to the issuer’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART III

Item 10 – Directors and Executive Officers of Peoples and the Bank

Peoples’ bylaws specify that the board of directors will consist of not less than five nor more than twenty-five members as fixed from time to time by resolution of a majority of the full board of directors.  The board of directors, as provided in the bylaws, is divided into three classes: Class I, Class II and Class III.  One class is elected each year and the term of office for each class is three years.  Each class must be as nearly equal in number as possible.

As of January 31, 2004, the board of directors consisted of ten members with four members in Class I, three members in Class II and three members in Class III.

Directors

The names of the persons presently serving as directors of Peoples are listed in Item 12 “Security Ownership of Management” of this Form 10-K together with their ages, business experience for at least five years and certain other information supplied by such person to Peoples, all as of January 31, 2004.  Such information is incorporated by reference in this Item 10.

Executive Officers

The following sets forth information with respect to executive officers of Peoples and the Bank.  Each officer was elected at the first meeting of the Board of Directors following the 2003 Annual Meeting of Shareholders and will serve until the first meeting of the Board of Directors following the 2004 Annual Meeting of Shareholders, at which time the Board of Directors will elect officers for the following year.  There are no arrangements or understandings between Peoples or the Bank and any person pursuant to which any such officers were selected.

George C. Mason (age 68) is Chairman and served as Chief Executive Officer of Peoples through December 2001.  He has been a Director of the Bank since 1972, has served as Chairman of the Board of the Bank since July 1973, and served as Chief Executive Officer of the Bank from March 1992 through December 2001.  Mr. Mason also serves as a Director of HERCO, Inc., Hershey, Pennsylvania.  Since October 1988, Mr. Mason has been employed full time at the Bank.

Hugh J. Garchinsky (age 53) is a Director and the President of Peoples.  He has served as Chief Executive Officer of Peoples and the Bank since January 2002.  He has been a Director of the Bank since 1997, and became President of the Bank in 2000.  Mr. Garchinsky joined the Bank in October 1992 as Manager of Loan Operations, became a Vice President in 1994, Senior Vice President in 1996, and Executive Vice President in 1997.

David H. Acox, Jr. (age 55) joined the Bank as Trust Officer in October 1989, became Vice President and Trust Officer in March 1994 and Senior Vice President and Trust Officer in April 1997.  Mr. Acox is directly responsible for the Trust Department.

Jay L. Andress (age 52) joined the Bank in August 1973, became Vice President in charge of operations in March 1988, and has been Senior Vice President of Operations since April 1997.  Mr. Andress is directly responsible for data processing, facilities and technology development.  Mr. Andress is the son-in-law of Carl R. Fretz, Vice Chairman of the Board and Corporate Secretary of Peoples and the Bank.

Gary R. Davis (age 49) joined the Bank in July 1994, became Assistant Vice President in 1995, Vice President in 1997, Senior Vice President in 1999 and currently directs the Bank’s lending and credit analysis functions.

Scott W. Gundaker (age 53) joined the Bank in October 2001 as Senior Vice President of Retail Services.  Mr. Gundaker is directly responsible for marketing and community banking functions.  Prior to joining Peoples, Mr. Gundaker was employed by Orbiscom, Inc. as Senior

Vice President from 2000 to 2001.  From 1998 to 2000, Mr. Gundaker was employed by Mastercard International as a Senior Vice President.

Howard M. Mannheim (age 65) joined the Bank in June 1996, and currently serves as Executive Vice President, Chief Operating Officer and Support Group Manager.  Mr. Mannheim is directly responsible for back office operations and administrative functions.

Susan H. Reeves (age 50) Chief Financial Officer of Peoples, joined the Bank in January 1984, became Vice President and Auditor in 1991, Vice President and Chief Financial Officer in 1996, and currently serves as Senior Vice President, Cashier and Chief Financial Officer of the Bank.  Mrs. Reeves is directly responsible for the financial division of the Bank.

Family Relationships

There are no family relationships between any director, executive officer or person nominated or chosen by the board to become a director or executive officer other than Carl R. Fretz, Vice Chairman of the Board and Corporate Secretary of Peoples and the Bank, is the father-in-law of Jay L. Andress, Senior Vice President of Operations.

Audit Committee Financial Expert

In light of the pending merger of Peoples with and into NPB under the NPB Merger Agreement, which is expected to close in the second quarter of 2004, Peoples has not identified or designated a member of its audit committee as an audit committee financial expert or made any efforts to recruit a new director possessing the attributes required of an audit committee financial expert.

Section 16 Reporting

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires Peoples’ officers and directors, and persons who own more than ten percent of Peoples common stock to file reports of the ownership and changes in the ownership with the Securities and Exchange Commission.  Officers, directors, and beneficial owners of more than ten percent of Peoples common stock are required to furnish Peoples with copies of all such forms that they file.

Based solely upon Peoples’ review of such forms received by it, or written representations from certain reporting persons that no such forms were required for those persons, Peoples believes that during the fiscal year ended December 31, 2003, its officers, directors and persons who own more than ten percent of the common stock complied with all filing requirements applicable to them, except that director Molly Morrison inadvertently filed her initial report of beneficial ownership on Form 3 late and R. Marshall Phillips inadvertently filed one Form 4 late.

Code of Ethics

Peoples has adopted a code of ethics that applies to the chief executive officer and the chief financial officer.  A copy of the code of ethics is filed as Exhibit 14.1 to this Form 10-K.  Peoples will provide upon written request, without charge, a copy of its code of ethics.  Requests should be addressed to Susan H. Reeves, Senior Vice President and Chief Financial Officer, Peoples First, Inc., P.O. Box 500, Oxford, Pennsylvania  19363.

Item 11 – Executive Compensation

Executive Compensation

The following table sets forth for the fiscal years ended December 31, 2003, 2002 and 2001, certain information as to the total remuneration paid to or accrued for the benefit of Peoples’ Chief Executive Officer and Peoples’ other executive officers receiving total compensation in excess of $100,000.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Other Annual Compensation ($)(2)	Options (# Shares)	All Other Compensation ($) -

George C. Mason	2003	$150,000	$27,500	—	—	$167,674	(3)
Chairman	2002	$165,000	$27,500	—	—	$56,542	(3)
	2001	$175,500	$25,000	—	—	$48,505	(3)

Hugh J. Garchinsky	2003	$153,000	$65,000	—	15,000	$19,667	(4)
Director, Chief	2002	$150,000	$50,000	—	—	$14,753	(4)
Executive Officer And President	2001	$140,600	$40,000	—	—	$12,535	(4)

Howard M. Mannheim	2003	$115,000	$35,000	—	10,000	$15,138	(5)
Executive Vice	2002	$115,000	$30,000	—	—	$11,257	(5)
President and Chief Operating Officer	2001	$93,500	$20,000	—	—	$8,672	(5)

Gary R. Davis	2003	$98,500	$33,000	—	8,000	$12,219	(6)
Senior Vice	2002	$94,600	$28,000	—	—	$9,516	(6)
President and Senior Lending Officer	2001	$92,600	$18,000	—	—	$7,469	(6)

Susan H. Reeves	2003	$97,000	$30,000	—	8,000	$11,717	(7)
Senior Vice	2002	$93,000	$24,000	—	—	$9,388	(7)
President and Chief Financial Officer	2001	$90,200	$20,000	—	—	$8,278	(7)

(1)                                  Amounts shown include cash compensation earned and received as well as amounts earned but deferred at the election of those officers pursuant to the terms of Peoples’ profit sharing and 401(k) Plan.  Amounts also include annual director’s fees in the case of Messrs. Mason and Garchinsky.

(2)                                  The value for perquisites and other personal benefits does not exceed the lesser of $50,000 or ten percent of the total annual salary and bonus of each named executive officer.

(3)                                  Consists of Peoples’ contributions to Peoples’ profit sharing and 401(k) plan for 2003, 2002 and 2001 totaling $11,905, $13,544 and $12,911, respectively.  Amounts for 2003, 2002 and 2001 also include an economic benefit of $2,147, $1,524 and $1,774, respectively to Mr. Mason for life insurance coverage under an endorsement split-dollar arrangement and the value of Peoples’ contributions made during 2003, 2002 and 2001 of $153,622, $41,474 and $38,820, respectively, to a revenue neutral plan which will provide a supplemental benefit to Mr. Mason at his retirement.

(4)                                  Consists of Peoples’ contributions to Peoples’ profit sharing and 401(k) plan for 2003, 2002 and 2001 totaling $19,667, $14,753 and $12,535, respectively.

(5)                                  Consists of Peoples’ contributions to Peoples’ profit sharing and 401(k) plan for 2003, 2002 and 2001 totaling $15,138, $11,257 and $8,672, respectively.

(6)                                  Consists of Peoples’ contributions to Peoples’ profit sharing and 401(k) plan for 2003, 2002 and 2001 totaling $12,219, $9,516 and $7,469, respectively.

(7)                                  Consists of Peoples’ contributions to Peoples’ profit sharing and 401(k) plan for 2003, 2002 and 2001 totaling $11,717, $9,388 and $8,278, respectively.

The following table sets forth information concerning grants of stock options during the fiscal year ended December 31, 2003.

Option Grants in Last Fiscal Year

	Number of Securities Underlying Options	% of Total Options Granted to Employees in	Exercise or Base Price Per Share	Expiration	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted (1)	Fiscal Year	(2)	Date	5%	10%
George C. Mason	—	—	—	—	—	—
Hugh J. Garchinsky	15,000	17.45%	$24.13	7/14/13	$227,700	$576,900
Howard M. Mannheim	10,000	11.63%	$24.13	7/14/13	$151,800	$384,600
Gary R. Davis	8,000	9.31%	$24.13	7/14/13	$121,440	$307,680
Susan H. Reeves	8,000	9.31%	$24.13	7/14/13	$121,440	$307,680

(1)                                  All amounts represent non-qualified stock options.  Terms of outstanding non-qualified options are for a period of ten years and one month from the date the option is granted.  The options vest and cannot be exercised until the earlier of (i) one year after the date of grant or (ii) a “change in control” as defined in the plan (which will occur as a result of the NPB Merger).  At the election of the Compensation Committee administering the Employee Stock Incentive Plan or the Board of Directors, options may be exercised during a period not to exceed three months following an optionee’s voluntary termination of employment other than by reason of retirement or disability.

(2)                                  Under the terms of the Plan, the exercise price per share for an incentive stock option must be at least equal to the fair market value of the common stock at the date of grant.  The exercise price may be paid in cash, in shares of common stock valued at fair market value on the date of exercise, or, under certain circumstances, pursuant to a cashless exercise procedure established under the plan.

There were no options exercised by executive officers during the year ended December 31, 2003.

The following table sets forth information concerning unexercised options to purchase Peoples’ common stock granted to the Named Executive Officers:

Aggregate Options Exercised in Last Year
And December 31, 2003 Option Value

	Shares		Number of Securities Underlying Unexcerised Options at December 31, 2003		Value of Unexercised In- the-Money Options at December 31, 2003 ($)
Name	Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexcercisable	Exercisable (1)	Unexercisable (1)
George C Mason	0	$0	0	0	0	0
Hugh J Garchinsky	0	$0	0	15,000	0	358,050
Howard M Mannheim	0	$0	0	10,000	0	238,700
Gary R Davis	0	$0	0	8,000	0	190,960
Susan H Reeves	0	$0	0	8,000	0	190,960

(1)  Based on a market value of $48.00 per share for Peoples’ common stock at December 31, 2003.

Director Compensation

In 2003, directors received an annual fee of $10,000. All directors, except for Mr. Garchinsky, also received a $2,500 bonus.  Directors who are not employees also receive $250 for each committee meeting attended.

Employment Agreements

George C. Mason. On January 1, 2002, the Bank entered into a new employment agreement with Mr. Mason, the Chairman of the Board of Peoples and the Bank.

The purpose of the employment agreement is to establish the duties, compensation and continued employment relationship of Mr. Mason with the Bank and Peoples.  The employment agreement provides for an initial term of three years, after which such agreement will automatically renew for successive three-year terms on January 1 of each year unless notice of termination is given.  Mr. Mason’s current annual base salary under the employment agreement is $140,000, and he is entitled to an annual bonus of at least $10,000 per year.  In addition, Mr. Mason is entitled to participate in all of the employee benefit plans which are applicable to executive salaried employees; disability insurance with a monthly benefit of at least $2,500; and fringe benefits normally associated with such officer’s position.  The employment agreement terminates upon the death or disability of Mr. Mason, or for cause, as defined in the employment agreement.

The employment agreement provides that, if the Bank terminates the employment of Mr. Mason without cause, or Mr. Mason terminates his employment for specified events of “good reason,” Mr. Mason would receive 300% of the sum of his annual base salary in effect at the time of termination plus the average of his annual bonuses for the preceding three years.  Following such termination, for the remainder of the term of the employment agreement, Mr. Mason and his dependents would be entitled to all employee benefits, other than bonuses, as if he were still employed.  If the payments and benefits under the agreement, when aggregated with other amounts received from Peoples or the Bank, are such that Mr. Mason becomes subject to excise tax on excess parachute payments under Sections 4999 and 280G of the Internal Revenue Code, he would be entitled to receive additional payments equal to such excise tax and any incremental income taxes he may be required to pay by reason of the receipt of additional amounts under the agreement.  Mr. Mason’s employment under the employment agreement will terminate as a result of the NPB Merger, and he will be entitled to receive a lump-sum payment upon completion of the transaction (expected to occur in the second quarter of 2004) of approximately $563,000.  Mr. Mason has also entered into a consulting agreement with NPB, effective upon closing the NPB Merger, for a period of two years.

In the event of termination of Mr. Mason’s employment under his employment agreement as a result of death, Mr. Mason’s estate would be entitled to a lump-sum payment representing Mr. Mason’s salary for the remainder of the agreement.  In the event of termination of Mr. Mason’s employment as a result of disability, Mr. Mason would be entitled to continuation of base salary for a period of three years.

Hugh J. Garchinsky. On January 1, 2002, The Bank entered into an employment agreement with Mr. Hugh J. Garchinsky, the Chief Executive Office and President of Peoples and the Bank.

The purpose of the employment agreement is to establish the duties, compensation and continued employment relationship of Mr. Garchinsky with the Bank and Peoples.  The employment agreement provides for an initial term of three years, after which such agreement will automatically renew for successive three-year terms on January 1 of each year unless notice of termination is given.  Mr. Garchinsky’s current annual base salary under the employment agreement is $146,000.  In addition, Mr. Garchinsky is entitled to participate in all of the employee benefit plans which are applicable to executive salaried employees; disability insurance with a monthly benefit of at least $2,500; and fringe benefits normally associated with such officer’s position.  The employment agreement terminates upon the death or disability of Mr. Garchinsky, or for cause, as defined in the employment agreement.

The employment agreement provides that, if the Bank terminates the employment of Mr. Garchinsky without cause, or Mr. Garchinsky terminates his employment for specified events of good reason, Mr. Garchinsky would receive 300% of the sum of his annual base salary in effect at the time of termination plus the average of his annual bonuses for the preceding three years.  Following such termination, for the remainder of the term of the employment agreement, Mr. Garchinsky and his dependents would be entitled to all employee benefits, other than bonuses, as if he were still employed.  If the payments and benefits under the agreement, when aggregated with other amounts received from Peoples or the Bank, are such that Mr. Garchinsky becomes subject to excise tax on excess parachute payments under Sections 4999 and 280G of the Internal Revenue Code, he will receive additional payments equal to such excise tax and any incremental income taxes he may be required to pay by reason of the receipt of additional amounts under the agreement.  Mr Garchinsky’s employment under the employment agreement will terminate as a result of the NPB Merger, and he will be entitled to receive a lump-sum payment of upon completion of the transaction (expected to occur in the second quarter of 2004) of approximately $485,000.  Mr. Garchinsky will continue his employment with NPB and has entered into a new employment agreement with NPB, which will be effective upon completion of the NPB Merger.

In the event of termination of Mr. Garchinsky’s employment under his employment agreement as a result of death, Mr. Garchinsky’s estate would be entitled to a lump-sum payment representing Mr. Garchinsky’s salary for the remainder of the agreement.  In the event of termination of Mr. Garchinsky’s employment as a result of disability, Mr. Garchinsky would be entitled to continuation of base salary for a period of three years less any amounts payable under a disability plan then in effect.

Change in Control Agreements

Gary R. Davis, Senior Vice President and Senior Lending Officer of the Bank, Susan H. Reeves, Senior Vice President and Chief Financial Officer of the Bank, and Scott W. Gundaker, Senior Vice President of Retail Services of the Bank, have entered into change in control agreements with Peoples and the Bank, which provide benefits in the event that their employment terminates for specified events of “good reason” following a “change in control” involving Peoples.  Under these agreements Mr. Davis, Ms. Reeves and Mr. Gundaker would be entitled to receive aggregate payments of approximately $201,000, $195,000, and $187,500, respectively, upon completion of the NPB Merger, plus the continuation of health and medical benefits for a period of two years, which is expected to occur in the second quarter of 2004.

Compensation Committee Interlocks and Insider Participation

For 2003, the compensation committee of the board of directors consisted of three directors, Messrs. Beiler, Bernardon, and Cameron; the Chairman, Mr. Mason; and the Chief Executive Officer and President, Mr. Garchinsky.  Mr. Mason and Mr. Garchinsky do not participate in discussions regarding, or vote on matters affecting, their own compensation.

Mr. Beiler is the President of Beiler Campbell, Inc. from whom Peoples leases the ground for the Longwood Branch.  On December 7, 1994, Peoples signed a 20-year land lease with two five-year renewals with

Beiler Campbell, Inc. for this branch.  The term of the lease commenced in August 1995.  Rental payments made in 2003 totaled $55,592.  In addition to the lease payments in 2003, Peoples paid $10,475 to Beiler Campbell, Inc. for common area expense related to the Longwood Branch.  In addition, Mr. Beiler’s company has performed real estate appraisals for customer loans extended by Peoples. Substantially all of the $114,445 paid for appraisals was passed through to the borrowers.  Management believes that payments made by Peoples for these services were comparable to market rates that would have been charged by unaffiliated third parties for similar services.  During 2003, Peoples paid Mr. Beiler’s company $49,500 for office space rental, which allowed Peoples to locate their mortgage originators within the realtor’s offices.

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Releated Stockholder Matters

Securities authorized for issuance under equity compensation plans

Shareholders of Peoples approved the 2001 Stock Option Plan at the 2001 annual meeting of shareholders.  Peoples may grant options to purchase up to 200,000 shares of common stock to directors and eligible employees.  During 2003, 85,950 options were granted under the Plan of which 500 were forfeited.  The following table provides certain information regarding securities issuable under Peoples’ equity compensation plans as of December 31, 2003.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column 1)
Equity compensation plans approved by security holders	85,450	$24.125	114,550
Equity compensation plans not approved by security holders	0	—	0
Total	85,450	$24.125	114,550

Principal Beneficial Owners of Common Stock

The following table sets forth, as January 31, 2004, the name and address of each person who owns of record or who is known by the board to be the beneficial owner of more than five percent of the common stock, the number of shares beneficially owned by such person and the percentage of the common stock so owned.

	Common Stock Beneficially Owned(1)
Name and address of beneficial owner	Amount and nature of ownership		Percentage of shares outstanding

George C. Mason 24 South Third Street Oxford, PA 19363	293,312	(2)	9.92%

Elizabeth Mason Thun 24 South Third Street Oxford, PA 19363	273,122		9.24%

(1)                                  Based upon information furnished by the respective individual and/or filings made pursuant to regulations of the Securities and Exchange Commission.  Under

applicable regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

(2)                                  Includes 45,152 shares owned by Mr. Mason’s spouse, of which he disclaims beneficial ownership.

Security Ownership of Management

The names of the persons presently serving as directors and the most highly paid executive officers of Peoples are listed below, together with their ages, business experience for at least five years and certain other information supplied by such person to Peoples, all as of January 31, 2004 (unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them);

			BENEFICIAL OWNERSHIP(1)
NOMINEE	AGE	OCCUPATION AND EMPLOYMENT	NUMBER OF SHARES		PERCENTAGE OF SHARES OUTSTANDING

NOMINEES FOR CLASS I DIRECTORS TO SERVE UNTIL 2004

Ben S. Beiler	61	Director since 1989 President of Beiler-Campbell Realtors, and other related entities (all of which are engaged in real estate sales, investment, or development companies)	25,013	(4)	0.85%

Arthur A. Bernardon	57	Director since 1998 President of Bernardon Haber Holloway Architects PC and partner in real estate investment and development companies	5,654	(5)	0.19%

Molly K. Morrison	50	Director since 2003 Chief Operating Officer of Natural Lands Trust, Inc. (a non-profit land trust) since August 2001 Director of Policy and Planning, County of Chester until June 2000	—		—

David R. Wilmerding	68	Director since 2001 Chairman of Wilmerding & Associates, Inc. (registered investment advisory firm)	51,978		1.76%

CLASS II DIRECTORS SERVING UNTIL 2005

Hugh J. Garchinsky	53	Director since 1997 Chief Executive Officer since 2002 President since 2000 Executive VicePresident 1997-1999	7,874		0.27%

Carl R. Fretz(9)	73	Director since 1965 Vice Chairman and Corporate Secretary President of the Bank 1973-1999	48,370	(6)	1.64%

R. Marshall Phillips	65	Director since 2003 General Partner of Phillips Mushroom Farms, LP (a mushroom growing and shipping company)	1,950		0.07%

CLASS III DIRECTORS SERVING UNTIL 2006

George C. Mason	68	Chairman of the Board since 1973 Chief Executive Officer 1992-2001 Director since 1972 Director of HERCO, Inc.	293,312	(2)	9.92%

Ross B. Cameron, Jr.	62	Director since 1999 Principal owner of Sea Y LLC (a marine manufacturing business); Former Partner/Owner in investment firm RCH Investments, (a commercial real estate development partnership)	27,500		0.93%

Lawrie R. Drennen, Jr.	48	Director since 2003 Secretary/Treasurer of Oxford Grain & Hay Company, Inc. (retail sales of pet, horse and animal feed and products,	12,504	(3)	0.42%

EXECUTIVE OFFICERS NOT SERVING AS DIRECTORS

Howard M. Mannheim	65	Executive Vice President Chief Operating Officer since 2002	6,835		0.23%

Gary R. Davis	49	Senior Vice President Senior Lending Officer	3,628	(7)	0.12%

Susan H. Reeves	50	Senior Vice President Chief Financial Officer	4,188	(8)	0.14%

Directors and Executive Officers as a group (16 persons)			513,160	(10)	17.36%

(1)

Based upon information furnished by the respective individual and/or filings made pursuant to Securities and Exchange Commission regulations.  Under these regulations, shares are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares the power to vote or dispose of the shares, whether or not he or she has any economic interest in the shares.  Unless otherwise indicated, the named beneficial owner has sole voting and investment power with respect to the shares.

(2)	Includes 45,152 shares owned by Mr. Mason’s spouse, of which he disclaims beneficial ownership.

(3)	Includes 165 shares owned jointly with spouse and 6,855 shares owned jointly with children; 200 shares are owned by Mr. Drennen’s spouse of which he disclaims beneficial ownership.

(4)	Includes 2,270 shares owned jointly with spouse; 1,050 shares are owned by Mr. Beiler’s spouse of which he disclaims beneficial ownership.

(5)	All 5,654 shares are owned jointly with spouse.

(6)	Includes 4,158 shares owned jointly with spouse; 32,411 shares are owned by Mr. Fretz’s spouse of which he disclaims beneficial ownership.

(7)	Includes 2,460 shares owned jointly with spouse.

(8)	Includes 3,463 shares owned jointly with spouse.

(9)	Carl R. Fretz is the father-in-law of Jay L. Andress, Senior Vice President of Operations.

(10)	Includes 86,086 shares beneficially owned indirectly by the directors and executive officers of Peoples for which beneficial ownership is disclaimed.

Item 13 - Certain Relationships and Related Transactions

Certain Transactions

Peoples has had and intends to have business transactions in the ordinary course of business with directors, officers, principal shareholders and their associates on comparable terms as those prevailing from time to time for other nonaffiliated vendors of Peoples.  For a description of certain of these transactions, see the information set forth under the caption “Compensation Committee Interlocks and Insider Participation” in Item 11 of this Form 10-K.

Certain Indebtedness

Peoples has had and intends to continue to have banking and financial transactions in the ordinary course of business, including loans, with its directors, officers, principal shareholders and their associates.  The loans are made on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with unrelated parties and do not involve more than the normal risk of collectibility or present other unfavorable features.  The aggregate amount of extensions of credit outstanding since January 1, 2003, to directors, officers, principal shareholders and any associate of such persons, did not exceed the lesser of $5.0 million or 10% of Peoples’ equity capital and the aggregate extensions of credit to all such persons, as a group, did not exceed 20% of Peoples’ equity during such period.

Item 14 - Principal Accounting Fees and Services

Audit Fees

Audit fees billed or expected to be billed to Peoples by Beard Miller Company LLP for the audit of Peoples’ 2003 annual financial statements and for the review of those financial statements included in Peoples’ quarterly reports on Form 10-Q for 2003 totaled $70,519.

Audit fees billed to Peoples by Beard Miller Company LLP for the audit of Peoples’ 2002 annual financial statements and for the review of those financial statements included in Peoples’ quarterly reports on Form 10-Q for 2002 totaled $57,893.

Audit-Related Fees

Fees billed to Peoples by Beard Miller Company LLP during Peoples’ 2003 and 2002 fiscal years for audit related services rendered to Peoples, totaled $24,565 and $17,308, respectively.  Audit related services consisted of accounting and regulatory consultation, assisting with a reverse due diligence review and the audit of the 401(k) plan.

Tax Fees

Fees billed to Peoples by Beard Miller Company LLP during Peoples’ 2003 and 2002 fiscal years for tax-related services rendered to Peoples, totaled $11,779 and $12,102, respectively.  Tax related services consisted of tax return preparation and tax advice.

All Other Fees

No fees other than the audit fees, audit-related fees and tax fees described in this Item 14 were billed to Peoples by Beard Miller Company LLP in 2003 or 2002.

Audit Committee Pre-Approval Procedures

The audit committee reviews and approves in advance any services to be provided to Peoples by its independent accountants, Beard Miller Company LLP.  In the event, items need to be addressed between meetings, the Chairman of the Audit Committee has the authority to review and approve.  The Chairman reports any such approvals to the Audit Committee at its next meeting.  All of the fees for services described in this Item 14 were approved in advance by the audit committee.

In 2003, the audit committee began operating under a written charter.

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

3.               Exhibits

2.1

Agreement and Plan of Merger, dated December 17, 2003, by and between National Penn Bancshares and Peoples First, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed December 22, 2003, No. 333-30640.)

3.1	Articles of Incorporation of Peoples First, Inc. (Incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-4, No. 333-30640.)

3.2	Bylaws of Peoples First, Inc. (Incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-4, No. 333-30640.)

10.1	Lease Agreement, dated December 7, 1994, between Beiler Campbell, Inc. and The Peoples Bank of Oxford. (Incorporated by reference to Exhibit 10.1 to the

Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000.)

10.2

Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and George C. Mason. (Incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.)

10.3

Employment Agreement, dated January 1, 2002, between The Peoples Bank of Oxford and Hugh J. Garchinsky. (Incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the period ended December 31, 2001.)

10.4

Form of Change in Control Agreements, dated September 15, 2003, between Peoples First, Inc., The Peoples Bank of Oxford and each of Gary R. Davis, Scott W. Gundaker, and Susan H. Reeves. (Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2003.)

14.1	Code of Ethics

21	List of Subsidiaries

31.1	Exchange Act Rules 13a-14 and 15d-14 Certification of Chief Executive Officer

31.2	Exchange Act Rules 13a-14 and 15d-14 Certification of Chief Financial Officer

32.1 18	U.S.C. Section 1350 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of

32.2 18	U.S.C. Section 1350 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K filed during the last quarter of the period covered by this report.

Peoples furnished a Form 8-K (Items 7 and 12) on October 23, 2003 disclosing a press release issued by Peoples discussing third quarter earnings.

Peoples filed a Form 8-K (Items 5 and 7) on December 22, 2003, announcing the execution by Peoples and National Penn Bancshares, Inc. of a definitive agreement, dated December 17, 2003, providing for the merger of Peoples with and into

National Penn Bancshares, Inc. and announcing the regular quarterly dividend and a special cash dividend.

SIGNATURE

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEOPLES FIRST, INC.

Date: March 16, 2004	By:	/s/ Hugh J. Garchinsky
Hugh J. Garchinsky
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 16, 2004
George C. Mason
Chairman of the Board and Director

/s/ Hugh J. Garchinsky	Date: March 16, 2004
Hugh J. Garchinsky
President and Chief Executive Officer

/s/ Carl R. Fretz	Date: March 16, 2004
Carl R. Fretz
Vice Chairman, Corporate Secretary and Director

/s/ Susan H. Reeves	Date: March 16, 2004
Susan H. Reeves
Senior Vice President, Chief Financial Officer and Cashier

/s/ Ben S. Beiler	Date: March 16, 2004
Ben S. Beiler
Director

/s/ Arthur A. Bernardon	Date: March 16, 2004
Arthur A. Bernardon
Director

/s/ Ross B. Cameron, Jr.	Date: March 16, 2004
Ross B. Cameron, Jr.
Director

/s/ Lawrie R. Drennen, Jr.	Date: March 16, 2004
Lawrie R. Drennen, Jr.
Director

Date: March 16, 2004
Molly K. Morrison
Director

Date: March 16, 2004
R. Marshall Phillips
Director

/s/ David R. Wilmerding, Jr.	Date: March 16, 2004
David R. Wilmerding, Jr.
Director