Form 10-Q
period 2004-03-31
PEOPLES FIRST INC
filed 2004-05-12
CIK 1104901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

COMMON STOCK, Par Value $1.00 per share

2,956,288 shares outstanding as of March 31, 2004

Item  1. Financial Statements

PEOPLES FIRST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)	(note)
	(In Thousands)
ASSETS
Cash and due from banks	$12,249	$12,167
Interest-bearing deposits with banks	233	325
Federal funds sold	5,721	1,712

Securities - available for sale, at fair value	61,951	66,274

Loans - net of unearned income	361,014	358,665
Allowance for loan losses	(5,034)	(4,972)

Net Loans	355,980	353,693

Investment in FHLB stock, at cost	2,451	2,291
Premises and equipment, net	10,628	11,185
Accrued interest receivable and other assets	11,571	11,576

Total Assets	$460,784	$459,223

LIABILITIES
Deposits:
Demand, non-interest bearing	$91,452	$94,797
NOW and Super NOW	74,665	75,730
Money market funds	36,807	39,063
Savings	79,140	69,135
Time	88,904	89,480

Total Deposits	370,968	368,205
Securities sold under agreements to repurchase	6,170	8,470
Long-term debt	30,693	30,906
Accrued interest payable and other liabilities	2,537	2,256

Total Liabilities	410,368	409,837

STOCKHOLDERS’ EQUITY
Common stock, par value $1.00 per share; authorized 10,000,000 shares; issued 3,053,208 shares	3,053	3,053
Surplus	16,172	16,172
Retained earnings	31,802	30,949
Accumulated other comprehensive income	1,404	1,227
Treasury stock, at cost 96,920 shares	(2,015)	(2,015)

Total Stockholders’ Equity	50,416	49,386

Total Liabilities and Stockholders’ Equity	$460,784	$459,223

Memoranda: Standby Letters of Credit	$8,387	$8,702

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands, Except per Share Data)

Interest Income:
Loans receivable, including fees	$5,207	$4,827
Securities:
Taxable	452	559
Tax-exempt	141	168
Other interest and dividends	12	60

Total Interest Income	5,812	5,614

Interest Expense:
Deposits	898	1,148
Short-term borrowings	29	11
Long-term borrowings	425	418

Total Interest Expense	1,352	1,577

Net Interest Income	4,460	4,037
Provision for Loan Losses	50	150

Net Interest Income after Provision for Loan Losses	4,410	3,887

Non-Interest Income:
Service charges on deposit accounts	446	420
Income from fiduciary activities	214	156
Investment management fees	—	154
Mortgage banking activities	67	292
Realized gain on disposal of securities	8	—
Check card commission	83	75
Other income	256	225

Total Non-Interest Income	1,074	1,322

Non-Interest Expense:
Salaries and employee benefits	2,309	2,202
Occupancy	242	268
Furniture and equipment	178	187
Communications and supplies	145	159
Taxes, other than income	104	107
Professional fees	39	61
Computer and software expenses	142	97
Debit card expense	99	80
Marketing expense	59	54
Other	310	298

Total Non-Interest Expense	3,627	3,513

Income before Income Taxes	1,857	1,696
Income Tax Expense	502	463

Net Income	$1,355	$1,233

Earnings per Share:
Basic	$0.46	$0.42
Diluted	$0.45	$0.42

Dividends Declared per Share	$0.17	$0.15

See Notes to Consolidated Financial Statements

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,355	$1,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185	187
Amortization	83	41
Amortization of securities premium (discount), net	(9)	(11)
Realized gain on disposal of securities	(8)	—
Provision for loan losses	50	150
Earnings on life insurance	(69)	(47)
Deferred income taxes	(40)	63
Other	—	(18)
Increase in other assets	(156)	1,092
Increase in other liabilities	577	2

Net Cash Provided by Operating Activities	1,968	2,692

CASH FLOWS FROM INVESTING ACTIVITIES

Net increase in interest-bearing deposits with banks	92	(1,742)
Net increase in federal funds sold	(4,009)	(22,674)
Securities available for sale:
Proceeds from maturities	4,607	5,550
Purchases	—	(3,011)
Net increase in loans receivable	(2,337)	(6,008)
Purchases of FHLB stock	(160)	(232)
Purchases of premises and equipment	372	(313)
Proceeds from sale of premises & equipment and foreclosed assets	97	156

Net Cash Used in Investing Activities	(1,338)	(28,274)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in non-interest bearing demand deposits, NOW, Super NOW, money market funds and savings deposits	3,339	16,423
Net increase (decrease) in time deposits	(576)	345
Net increase (decrease) in securities sold under agreements to repurchase	(2,300)	7,265
Proceeds from long-term debt	—	2,000
Repayments of long-term debt	(213)	(178)
Dividends paid	(798)	(593)

Net Cash Provided by (used in) Financing Activities	(548)	25,262

Net Increase (Decrease) in Cash and Due from Banks	82	(320)

Cash and Due from Banks - Beginning	12,167	14,357

Cash and Due from Banks - Ending	$12,249	$14,037

See Notes to Consolidated Financial Statements

PEOPLES FIRST, INC.

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2003

(Unaudited)

	Number of Shares Issued	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in Thousands)

Balance December 31, 2002	3,053,208	$3,053	$16,172	$27,944	$1,490	$(1,795)	$46,864
Comprehensive income
Net Income				1,233			1,233
Net change in unrealized gains/(losses) on securities available for sale, net of taxes					(65)		(65)

Total comprehensive income							1,168

Cash dividends declared, $.15 per share				(445)			(445)
Balance March 31, 2003	3,053,208	$3,053	$16,172	$28,732	$1,425	$(1,795)	$47,587

PEOPLES FIRST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2004

(Unaudited)

	Number of Shares Issued	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in Thousands)

Balance December 31, 2003	3,053,208	$3,053	$16,172	$30,949	$1,227	$(2,015)	$49,386
Comprehensive income
Net Income				1,355			1,355
Net change in unrealized gains/(losses) on securities available for sale, net of taxes					177		177

Total comprehensive income							1,532

Cash dividends declared, $.17 per share				(502)			(502)
Balance March 31, 2004	3,053,208	$3,053	$16,172	$31,802	$1,404	$(2,015)	$50,416

PEOPLES FIRST, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

March 31, 2004

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and are presented in accordance with the instructions to Form 10-Q and Rule 10-01 of the Securities and Exchange Commission Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The consolidated financial statements presented in this report should be read in conjunction with the audited financial statements and the accompanying notes included in the Annual Report on Form 10-K of Peoples First, Inc. filed with the Securities and Exchange Commission for the year ended December 31, 2003.

Note B – Accounting Policies

The accounting policies of Peoples as applied in the interim financial statements presented, are substantially the same as those followed on an annual basis as presented in the Annual Report on Form 10-K of Peoples First, Inc. filed for the year ended December 31, 2003.

At March 31, 2004, Peoples had one stock-based employee compensation plan, which is described more fully in Note E.  Peoples accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if Peoples had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

3 Months Ended March 31, 2004
(In Thousands, Except Per Share Data)

Net income, as reported	$1,355
Deduct total stock based compensation expense determined under fair value based method for the award, net of related tax effect	(93)
Pro forma net income	$1,262

Basic earnings per share:
As reported	$.46
Pro forma	$.43
Diluted earnings per share:
As reported	$.45
Pro forma	$.42

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

Stock options were first granted in June 2003.  Earnings per common share calculations prior to 2003 consisted of net income available to common shareholders divided by the average shares outstanding for the period.  Earnings per common share have been computed based upon the following:

	3 Months Ended March 31,
	2004	2003

Numerator -net income	$1,355,000	$1,233,000

Denominator:
Average basic shares outstanding	2,956,288	2,965,284
Effect of dilutive stock options	42,878
Average diluted shares outstanding	2,999,166

Note D – Comprehensive Income

The only comprehensive income item that Peoples presently has is unrealized gains/(losses) on securities available for sale.  Total comprehensive income, which is the sum of net income and other comprehensive income for the three month period ended March 31, 2004, was $1,532,000 compared to $1,168,000 for the same period last year.  The federal income taxes allocated to the unrealized gains/(losses) are as follows:

	Three Months Ended March 31,
	2004	2003
	(In Thousands)

Unrealized holding gains/(losses) arising during the period:

Before tax amount	$268	$(98)

Income tax effect	(91)	33

Net of tax amount	$177	$(65)

Note E – Stock Option Plan

During 2001, Peoples stockholders approved a stock option plan for key employees and directors of Peoples and its subsidiary that is administered by a committee of the Board of Directors.  Under the Plan, the Board is authorized to grant “incentive stock options” and “non-qualified stock options.” A total of 200,000 shares of Peoples’ common stock has been reserved for issuance under the Plan. The option price for options issued under the plan must be at least equal to 100% of the fair market value of the common stock on the grant date. No incentive stock options have been granted.

On June 17, 2003, Peoples granted 85,950 nonqualified stock options to purchase common stock at $24.125 per share to employees of Peoples.  Options granted under the Plan are exercisable over a period not less than one year after the grant date, but no later than ten years and one month after the date of grant in accordance with the vesting period as determined by the Plan Committee.  Options expire on the earlier of ten years after the date of grant, up to twenty-four months from the date of retirement, as of the date of termination for cause, or one year from the date of death, permanent disability or a change in control.

Transactions under the plan are summarized as follows:

	Number of Options	Exercise Price Per Share

Outstanding December 31, 2003	85,450	$24.125

Options granted 2004	—	—

Outstanding March 31, 2004	85,450	$24.125

No options are exercisable at March 31, 2004.  To date, no options have been exercised, 500 options were forfeited in 2003 and none have expired.  The weighted average remaining contractual life of the options outstanding is 9.25 years.

The fair value of each option grant is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 2.5%, expected volatility of 30.67%, risk-free interest rate of 2.81%, and expected life of 7 years.  The fair value of options granted in 2003 was $6.53.

Note F – Standby Letters of Credit

Outstanding letters of credit written are conditional commitments issued by Peoples to guarantee the performance of a customer to a third party.  Peoples’ exposure to credit loss in the event of non-performance by the other party to the financial instrument for standby letters of credit is represented by the contractual amount of those instruments.  Peoples had $8,387,000 of standby letters of credit as of March 31, 2004 and $8,702,000 at December 31, 2003.  The Bank uses the same credit policies in making conditional obligations as it does for on-balance sheet instruments.

The majority of these standby letters of credit expire within the next twelve months.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending other loan commitments.  Peoples requires collateral and personal guarantees supporting these letters of credit as deemed necessary.  Management believes that the proceeds obtained through a liquidation of such collateral and the enforcement of personal guarantees would be sufficient to cover the maximum potential amount of future payments required under the corresponding guarantees.  The current amount of the liability as of March 31, 2004, for guarantees under standby letters of credit issued after December 31, 2003 is not material.

Note G – Pending Merger

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

Critical Accounting Policies

Note 2 to the consolidated financial statements of Peoples First, Inc. (included in Item 8 of the Annual Report on Form 10-K of Peoples First, Inc. for the year ended December 31, 2003) lists significant accounting policies used in the development and presentation of its financial statements.  This discussion and analysis, the significant accounting policies, and other financial statement disclosures identify and address key variables and other qualitative and quantitative factors that are necessary for an understanding and evaluation of Peoples and its results of operations.

The most significant estimates in the preparation of Peoples’ financial statements are for the allowance for loan losses and the stock option plan.  Please refer to the discussion of the allowance for loan loss calculation under “Results of Operations” below and refer to Note E above for the discussion on the stock option plan.

Financial Condition

Total assets of Peoples increased $1,561,000 or .34% during the first three months of 2004.  Increases in deposits of $2,763,000 and retained earnings of $853,000, which were partially offset by a decrease of $2,300,000 in securities sold under agreements to repurchase were the primary resources for the growth in assets. This growth funded increases in net loans of $2,287,000, along with increases in federal funds sold of $4,009,000, which was partially offset by decreases in securities of $4,323,000 and $557,000 in premises and equipment, for the first three months of 2004.  Peoples’ increased investment in FHLB stock of $160,000 was due to Peoples short-term borrowings during the month of March 2004 resulting in higher capital requirements.  Cash and due from bank balances increased by $82,000, whereas, interest-bearing deposits with banks decreased by $92,000.

Net loans grew $2,287,000 or ..7% during the first quarter of 2004.  The majority of this loan growth was in real estate secured loans, which increased $4,594,000 or 1.6%, agricultural loans, which were up $220,000 or 3.2% and tax-free loans which were up $261,000 or 1.9%.  Decreases were noted in commercial loans, which were down $2,016,000 or 5.8% and total consumer loans, which were down $102,000 or .8%.  The growth in real estate loans was distributed through various categories in which construction and development loans were up $803,000, commercial real estate loans grew $1,262,000, loans secured by agricultural properties increased $1,746,000, home equity loans and lines of credit increased $732,000 and residential first lien loans increased $571,000.

Total deposits increased by $2,763,000 or .75% since year-end 2003.  The increase was realized in savings accounts, which jumped $10,005,000 or 14.5%. Impacting the increase in savings deposits was the trust department savings account which increased from $5,571,000 at December 31, 2003 to $12,023,000 at March 31, 2004.  The remainder of the deposit accounts reflected decreases with demand deposit accounts decreasing $3,345,000 or 3.5%, NOW and SuperNOW accounts down by $1,065,000 or 1.4%, money market accounts decreasing $2,256,000 or 5.8% and time deposits down by $576,000 or ..64% during the three months ended March 31, 2004.

Securities sold under agreements to repurchase, decreased $2,300,000 or 27.2% and long-term debt decreased by $213,000 or .69%.

Results of Operations

Net income for the first quarter of 2004 was $1,355,000, compared to net income of $1,233,000 for the first quarter of 2003.  This reflects a $122,000 or 9.9% increase in net income for the first three months of 2004 compared to 2003. Basic and diluted earnings per share for the first quarter of 2004 were $.46 and $.45 per share, respectively, up from $.42 per share for both basic and diluted earnings per share for the same period in 2003.

Net interest income for the first quarter 2004 increased by $423,000 or 10.5%, compared to the same time period in 2003.  This increase is primarily a result of increased volume in earning assets contributing to higher interest income.  The low rate environment along with continued competition in product pricing has resulted in the compression of the margin, which averaged 4.29% for the first quarter 2004 compared to 4.44% for the first quarter of 2003.  However, the margin remained stable for the first quarter 2004 compared to 4.29% for the year 2004. With the current rate environment, already low interest rates being paid on deposit accounts and loans continuing to be refinanced at lower rates, continued compression of the margin could occur, which could negatively impact net interest income in future periods.

Peoples recorded a $50,000 provision for loan losses during the first quarter of 2004, which was down $100,000, as compared to a provision of $150,000 for the first quarter of 2003.  As a percentage of loans, the allowance for loan losses was 1.39 % at March 31, 2004, compared to 1.39% at year-end 2003 and 1.50 % at March 31, 2003.  Provisions for loan losses are charged to income to bring the allowance for loan losses to a level deemed appropriate by management.  Management determines the adequacy of the allowance based on on-going quarterly assessments of the loan portfolio, including such factors as: changes in the nature and volume of the portfolio, effects of concentrations of credit, current and projected economic and business conditions, regulatory and consultant recommendations, repayment patterns on loans, borrower’s financial condition, current charge-offs, trends in volume and severity of past due loans and classified loans, potential problem loans and supporting collateral.  Management believes the allowance is presently adequate to cover the inherent risks associated with Peoples’ loan portfolio.

Non-interest income decreased by $248,000 or 18.8% for the first quarter ended March 31, 2004, compared to the same period in 2003.  The largest decrease in non-interest income for the first quarter of 2004 compared to 2003 was $225,000, in mortgage banking activities.  Peoples derives this income from the sale of residential mortgage loans on the secondary market. The favorable rate environment for mortgage banking activities during the first half of 2003 led to an increased demand for both purchase-money and refinancing mortgage loans, which slowed starting in the third quarter 2003 with an increase in mortgage rates. This resulted in a decline in volume of mortgages sold and reduced fee income. The other large decrease in non-interest income was in investment management fees from Wilmerding which decreased by $154,000 or 100.00% for the first quarter of 2004 compared to 2003.  There will be no additional investment management fees collected since Peoples completed the stock sale of Wilmerding, on August 15, 2003, to an unaffiliated third party, and incurred no material gain or loss on the transaction.

In addition, increases were noted in service charges on deposit accounts, income from fiduciary activities, realized gains on securities, check card commissions, other income and realized gains on securities.  Service charges on deposit accounts increased by $26,000 or 6.2% for the first quarter of 2004, compared to the same period in 2003. While demand, NOW and Super-NOW balances decreased for the quarter, fees collected on checks drawn against non-sufficient funds increased.  Income from fiduciary activities was up by $58,000 or 37.2%, compared to the first quarter of 2003.  The income increase is consistent with the increase in Peoples’ Trust Department total assets under management, which equaled $153,067,000 on March 31, 2004, up from $114,165,000 at March 31 2003.   Other income reflected an increase of $31,000 or 13.8% for the first quarter of 2004, compared to 2003.  Increased other income was a result of increased income from earnings on investment sales through INVEST, a third party which Peoples uses to sell investment products; management fees from the bank’s subsidiary; and earnings from bank owned life insurance.

Total non-interest expense increased by $114,000 or 3.3% for the first quarter of 2004, compared to the same time period in 2003.  The largest increase in non-interest expense was in salaries and employee benefits, which increased by $107,000 or 4.9% for the first quarter of 2004, compared to the first quarter of 2003. The increases in payroll and payroll related expenses resulted from normal merit increases, increased incentive compensation accruals and increased cost of health benefits. Other increases in non-interest expense included computer and software costs up by $45,000 as a result of increased software amortization associated with the main-frame operating system and imaging software; debit card expense increased by $19,000 from increased card usage; marketing expense was up $5,000; and other operating expenses were up $12,000.  In contrast, comparing the first quarter of 2004 to first quarter of 2003, occupancy expenses were down by $26,000, furniture and fixture expense decreased $9,000, communications and supplies expense was down $14,000 and professional fees were down by $22,000. With the sale of Wilmerding, their associated operating expenses stopped as of August 15, 2003.

Income tax expense was $502,000 for the first quarter of 2004, compared to $463,000 for first quarter of 2003.  Income tax expense as a percentage of income before income taxes was 27.0% for the first quarter of 2004, compared to 27.3% for the first quarter of 2003.  The difference in Peoples’ effective tax rate from the statutory rate of 34.0% is a result of tax-exempt income on loans, securities, and bank owned life insurance, along with tax credits on an investment in a low-income housing partnership.

Liquidity and Off-Balance Sheet Arrangements

Liquidity represents Peoples’ ability to efficiently manage cash flows to support customers’ loan demand, withdrawals by depositors, the payment of operating expenses, as well as the ability to take advantage of business and investment opportunities as they arise.  One of Peoples’ sources of liquidity is $350,101,000 in core deposits at March 31, 2004, which increased $3,098,000 over total core deposits of $347,003,000 at year-end. Core deposits consist of demand deposits, NOW and Super NOW, money market funds, savings, and time deposits under $100,000.  Other sources of liquidity are available from investments in interest-bearing deposits with banks and federal funds sold, which totaled $5,954,000 and securities maturing in one year or less, which totaled $4,954,000, at March 31, 2004.  In comparison, interest-bearing due from banks and federal funds sold totaled $2,037,000 and securities maturing in one year or less totaled $11,201,000, at year-end 2003.  In addition, Peoples has established federal funds lines of credit with other commercial banks, has borrowing capacity with the Federal Home Loan Bank of Pittsburgh, and has the Federal Reserve Discount Window, any of which can be drawn upon if needed as a source of liquidity.  Management is of the opinion that Peoples’ liquidity is sufficient to meet its anticipated needs.

Peoples’ financial statements do not reflect various commitments that are made in the normal course of business, which may involve some liquidity risk.  These commitments consist mainly of unfunded loans and letters of credit made under the same standards as on-balance sheet instruments.  Unused commitments, at March 31, 2004 totaled $92,280,000.  This consisted of $32,422,000 in commercial real estate, construction, and land development loans, $15,970,000 in home equity lines of credit,

$8,387,000 in standby letters of credit and the remainder in other unused commitments.  Because these instruments have fixed maturity dates, and because many of them will expire without being drawn upon, they do not generally present any significant liquidity risk to Peoples.

Management believes that any amounts actually drawn upon can be funded in the normal course of operations.  Peoples has no investment in or financial relationship with any unconsolidated entities that are reasonably likely to have a material effect on liquidity or the availability of capital resources

Capital Resources

Total stockholders’ equity was $50,416,000 as of March 31, 2004, representing a $1,030,000 increase from the beginning of the year.  The growth in capital was primarily a result of net earnings retention of $853,000; along with an increase of $177,000 in accumulated other comprehensive income.

At March 31, 2004, Peoples had a leverage ratio of 10.70%, a Tier I capital to risk-based assets ratio of 12.51%, and a total capital to risk-based assets ratio of 13. 76%. At March 31, 2004, the Bank had a leverage ratio of 9.30%, a Tier I capital to risk-based assets ratio of 10.78%, and a total capital to risk-based assets ratio of 12.03%. These ratios indicate Peoples First, Inc. and the Bank both exceed the federal regulatory minimum requirements to be considered “well capitalized.”

In 2001, shareholders approved the 2001 Stock Option Plan. As of March 31, 2004 there were 85,450 options outstanding under the plan.

Item 3.  Quantitative and Qualitative Disclosure about Market

There are no material changes in Peoples’ interest rate risk exposure since December 31, 2003. Please refer to the Annual Report on Form 10-K of Peoples First, Inc. for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Item 4.  Controls and Procedures

Peoples, under the supervision and with the participation of Peoples’ management, including the Chief Executive Officer and the Chief Financial Officer, evaluated the effectiveness of the design and operation of Peoples’ disclosure controls and procedures as of March 31, 2004.  Based on that evaluation, Peoples’ Chief Executive Officer and Chief Financial Officer concluded that Peoples’ disclosure controls and procedures are effective.  There were no significant changes to Peoples’ internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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
2.1

Agreement and Plan of Merger, dated December 17, 2003, by and between National Penn and Peoples First, Inc. (Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed December 22, 2003, No. 333-30640.)

3.1	Articles of Incorporation of Peoples First, Inc. (Incorporated by reference to Exhibit 3.1 to Peoples’ Registration Statement on Form S-4, No. 333-30640.)

3.2	Bylaws of Peoples First Inc. (Incorporated by reference to Exhibit 3.2 to Peoples’ Registration Statement on Form S-4, No. 333-30640.)

31.1	Exchange Act Rules 13a-14 and 15d-14 Certification of Chief Executive Officer

31.2	Exchange Act Rules 13a-14 and 15d-14 Certification of Chief Financial Officer

32.1	18 U.S.C. Section 1350 Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	18 U.S.C. Section 1350 Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Peoples filed a Form 8-K on January 23, 2004 disclosing a press release issued by Peoples discussing 2003 fourth quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Peoples has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEOPLES FIRST, INC.
(Registrant)

Date:	May 11, 2004	BY:	/s/	Hugh J. Garchinsky
Hugh J. Garchinsky
President and
Chief Executive Officer

Date:	May 11, 2004	BY:	/s/	Susan H. Reeves
Susan H. Reeves
Senior Vice President and
Chief Financial Officer